Form 10-Q
period 2011-03-31
Brenham Oil & Gas Corp.
filed 2011-06-07
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-169507
BRENHAM OIL & GAS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	27-2413874
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235 Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

  Registrant's Telephone Number, Including Area Code: (281) 334-9479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of June 7, 2011 is 99,977,093 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$6,687	$6,394
Receivable – related party	-	24,563
Total assets	$6,687	$30,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$15,364	$13,034
Accounts payable - related party	32,221	20,956
Total liabilities	47,585	33,990

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
99,977,093 shares issued and outstanding, respectively	9,998	9,998
Additional paid-in capital	58,568	58,568
Accumulated deficit, during the exploration stage	(109,464)	(71,599)
Total stockholders' deficit	(40,898)	(3,033)
Total liabilities and stockholders' deficit	$6,687	$30,957

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO MARCH 31, 2011
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2011	2010	2011

Revenue	$450	$626	$110,170

Costs and expenses:
General and administrative	38,315	130	224,805

Operating income (loss)	(37,865)	496	(114,635)

Other income (expense)
Interest income	-	-	19,123
Interest expense	-	-	(1,150)
Total other income	-	-	17,973

Income (loss) before income taxes	(37,865)	496	(96,662)
Income tax provision	-	126	12,802
Net income (loss)	$(37,865)	$370	$(109,464)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	99,977,093	64,977,093

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO MARCH 31, 2011
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2011	2010	2011

Cash flows from operating activities:
Net income (loss)	$(37,865)	$370	$(109,464)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	-	-	45,466
Non-cash compensation	19,880		19,880
Changes in current assets and liabilities:
Accounts payable	2,330	-	15,364
Accounts payable - related parties	-	-	3,456
Net cash provided by (used in) operating activities	(15,655)	370	(25,298)

Cash flows from investing activities
Collections from (advances to) related party, net	15,948	-	(8,615)
Net cash provided by investing activities	15,948	-	(8,615)

Cash flows from financing activities
Proceeds from related party advances	-	-	17,500
Proceeds from sale of common stock	-	-	23,100
Net cash provided by financing activities	-	-	40,600

Net increase in cash	293	370	6,687
Cash and cash equivalents, beginning of period	6,394	6,908	-
Cash and cash equivalents, end of period	$6,687	$7,278	$6,687

Supplemental disclosures:
Interest paid	$-	$-	$1,150
Income taxes paid	$-	$-	$12,802

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS, CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Brenham Oil & Gas Corp. (“Brenham”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Brenham's Form S/1-A Amendment #4 filed with the SEC on May 5, 2011, for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form S/1-A Amendment #4 have been omitted.

Brenham Oil & Gas, Inc. was incorporated under the laws of the State of Texas in November 1997 and became a wholly-owned subsidiary of American International Industries, Inc. ("American") in November 1997. On April 21, 2010, the Company was re-domiciled in Nevada as Brenham Oil & Gas Corp. and Brenham Oil & Gas, Inc. became a wholly-owned subsidiary of Brenham. American was issued 64,977,093 shares of common stock of Brenham in connection with the reorganization in exchange for all shares outstanding of Brenham Oil & Gas, Inc. The reorganization has been retroactively applied to the consolidated financial statements for all periods presented.

Our sole asset is an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.

Royalties on the minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through March 31, 2011, Brenham has received $110,170 in royalty income, which is in revenue in the unaudited consolidated statement of operations.

Brenham is an exploration stage company and will continue to be so until commencement of substantial production from its oil and gas operations.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Brenham considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of advances to related parties and are carried at the expected net realizable value.

Income Taxes

Brenham is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

Brenham has adopted FIN 48 (ASC 740-10) “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2011, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net income (loss) per share were the same, as there were no common stock equivalents outstanding.

Subsequent Events

Brenham has evaluated all transactions from March 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Brenham as a going concern. Brenham has a working capital deficit of $40,898 a stockholders’ deficit of $40,898, and an accumulated deficit of $109,464 as of March 31, 2011. In addition, Brenham has generated a loss of $37,865 during the three months ended March 31, 2011, and currently has no material revenues generated from operations. These factors raise substantial doubt about our ability to continue as a going concern.

We are actively seeking is to become an independent, oil and gas-focused exploration and production company with the intent to acquire prospect inventory in the United States and international locations, with an initial focus on Africa. Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction which would generate sufficient revenues to sustain our operations. We anticipate the need for additional debt or equity financing and if Brenham raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders. However, Brenham has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to Brenham. Brenham is reliant on a related party to provide working capital. There is no assurance that such related party will continue to provide working capital.

Note 3. Receivables and Payables - Related Party

Related party receivables at December 31, 2010 represent amounts owed by Brenham’s parent, American. At March 31, 2011, there are no related party receivables owed by American. Related party payables at December 31, 2010 represent $17,500 owed to the Dror Family Trust and $3,456 owed to Scott Gaille for operating expenses. Related party payables at March 31, 2011 represent $17,500 owed to the Dror Family Trust and $11,265 owed to American as advances to assist with Brenham's operating expenses, and $3,456 owed to Scott Gaille for operating expenses. Dror Family Trust is a related party to Daniel Dror, CEO. Scott Gaille is the President of Brenham.  During the three months ended March 31, 2011, American issued shares of common stock valued at $19,880 for consulting services on behalf of Brenham.

Note 4. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of March 31, 2011.

Note 5. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Three Months Ended March 31,
	2011	2010
Current	$-	$126
Deferred	-	-
Total income tax provision (benefit)	$-	$126

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Three Months Ended March 31,
	2011	2010
Computed federal income tax provision (benefit)	$(12,874)	$126
Increase in valuation allowance	12,874	-
Total	$-	$126

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$44,000	$26,000
Valuation allowance	(44,000)	(26,000)
Total deferred tax asset	$-	$-

At March 31, 2011 and December 31, 2010, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $44,000 and $26,000, respectively. The NOL carryforward expires in 2030. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at March 31, 2011.

Note 6. Contingent Liabilities

Brenham became a separate public company through a spin-off transaction to holders of common stock of American. Brenham is offering to purchase all of the spin-off shares in the spin-off distribution at the rescission offer purchase price. The rescission offer may result in a contingent liability of $12,335, plus accrued interest from July 21, 2010 through the expiration date of the rescission offer, which is June 17, 2011, to be calculated at a rate of five (5%) percent per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Delta Seaboard International, Inc., a Texas corporation, and its subsidiary, Delta Seaboard Well Service, Inc. (collectively, "Delta"). To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

Our business objective is to become an independent, oil and gas-focused exploration and production company with the intent to acquire prospect inventory in the United States and international locations, with an initial focus on Africa. We believe that an experienced management team, equipped with industry-leading data, newly available seismic technologies, industry contacts and adequate funding, could acquire a prospect inventory that could be competitive with other relevant oil and gas companies. After considering numerous global oil and gas-producing regions in which to focus our exploration and development efforts, we decided that an initial focus on Africa was appropriate due to the largely unrealized hydrocarbon potential offered within this region. We believe that we can be successful in assembling such an inventory and that our potential asset portfolio would be attractive. Prior to joining Brenham, certain persons on our management team played a significant role in the assembly of asset portfolios in Africa.

The discussion of the results of operations represents our historical results. The following discussion may not be indicative of future results for many reasons, including the continuing trend in the financial markets, the credit crisis and related turmoil in the global financial system which may be expected to have a material adverse impact on our plan of operation and our liquidity and our financial condition. If conditions in the financial markets do not improve, our ability to access the capital markets or borrow money may be restricted at a time when we would like, or need, to raise capital. This could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. Additionally, changing economic conditions could lead to reduced demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our ability to implement our plan of operations and related financial positions, results of operations and cash flows. While the ultimate outcome and impact of the recent trends in the financial markets cannot be predicted, it may have a material adverse effect on our plan of operation, future liquidity, results of operations and financial condition.

The discussion of the results of operations represent our historical results. The following discussion may not be indicative of future results.

Three Months Ended March 31, 2011 vs. 2010

Net loss for the three months ended March 31, 2011 was $37,865, compared to a net income of $370 for the three months ended March 31, 2010. Revenue for the three months ended March 31, 2011 was $450 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended March 31, 2011 were $38,315 and consisted of travel, consulting, and legal expenses associated with the spin-off transaction and consulting fees to locate an oil and gas lease. Revenue for the three months ended March 31, 2010 was $626 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended March 31, 2010 were $130, primarily as a result of property taxes and bank charges. The increase in general and administrative expenses is the result of expenses related to the spin-off transaction.

Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, total assets were $6,687 and $30,957, respectively. We had cash of $6,687 and $6,394 at March 31, 2011 and December 31, 2010, respectively, and a related party receivable of $24,563 at December 31, 2010.

In connection with the Rescission Offer, the Company may be subject to a liability of $12,335 plus accrued interest at a rate of five (5%) percent per annum from July 21, 2010 through the expiration date of the Rescission Offer. The Company has limited cash resources and therefore has entered into an agreement with American to fund the full Rescission Offer Purchase Price up to $13,000, which includes interest through the expiration of the Recission Offer, which is June 17, 2011, in the event that all offerees accept the Rescission Offer.

At March 31, 2011, total liabilities were $47,585, consisting of $15,364 in accounts payable and $32,221 in accounts payable to related parties.

We had negative cash flow from operations of $15,655 during three months ended March 31, 2011 as a result of a net loss of $37,865, offset by non-cash compensation of $19,880 and an increase in accounts payable of $2,330.  We had cash flow from operations of $370 during three months ended March 31, 2010 as a result of net income of $370.

Cash provided by investing activities for three months ended March 31, 2011 was $15,948, consisting of net collections from and advances to related parties.  For three months ended March 31, 2010, no cash was provided by investing activities.

For three months ended March 31, 2011 and 2010, no cash was provided by financing activities.

As a result of our limited cash resources, our executive officers have not received any cash compensation since inception through the current date. However, the Company issued restricted shares of common stock to its President and CFO for services rendered as executive officers. We have not had any discussions nor do we have any plans for future cash compensation arrangements. If and when we experience a positive cash flow from operations and have sufficient cash reserves to fund our plan of operation, if ever, we may consider compensating our executive officers. We will continue to evaluate our financial condition and our liquidity and capital resources prior to entering into any compensation arrangements with our executive officers.

We are an exploration stage company and will continue to be so until commencement of substantial production from our future oil and gas properties, none of which have been identified to date. Future revenue will depend upon successful selection of future prospects, drilling results, additional and timely capital funding at terms and conditions satisfactory to us, of which there can be no assurance, and access to suitable infrastructure. Further, we will not be able to commence our exploration program until we have entered into certain agreements with government agencies of respective countries and/or other oil and gas companies. Until then our primary sources of liquidity are expected to be net proceeds from future offerings and funds from future private and public equity placements and debt funding.

We expect to incur substantial expenses and generate significant operating losses as we pursue our efforts to identify prospects, develop those prospects and as we:
  purchase and analyze seismic data in order to identify future prospects;
  opportunistically invest in additional oil and gas leases and concession licenses;
  develop our discoveries which we determine to be commercially viable; and
  incur expenses related to operating as a public company and compliance with regulatory requirements.
Our future financial condition and liquidity will be impacted by, among other factors, the success of selection of potential prospects, our future exploration and appraisal drilling program, the number of commercially viable oil and gas discoveries made and the quantities of oil and gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

Until such time as we can identify specific potential prospects, we cannot determine with any certainty the amount of capital that we will be required to raise to fund each potential prospect. To date, we have not begun negotiations with any investment bank, financial institution or other source of funding for the purpose of raising either equity or debt capital, nor have we negotiated with any potential joint venture partner for the purpose of pursuing any potential prospect. Only when and if we identify potential prospects and seek to enter into contracts, licenses or other arrangements to pursue such prospects will we be able to determine the amount of funding that will be required for each such prospect. We have no arrangements with our executive officers or principal shareholders to provide any funding and any funding that they may be requested to provide may be limited.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our shareholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing shareholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Contractual Obligations

In the future, we may be party to the following contractual arrangements, which will subject us to further contractual obligations:
  credit facilities;
  contracts for the lease of drilling rigs;
  contracts for the provision of production facilities;
  infrastructure construction contracts; and
  long term oil and gas property lease arrangements.
Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010 we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risks" refers to the risk of loss arising from changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments will be entered into for purposes of risk management and not for speculation.

Due to the historical volatility of commodity prices, if and when we commence production, we may enter into various derivative instruments to manage our exposure to volatility of commodity market prices. We may use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in commodity prices to our cash flow. All contracts will be settled with cash and would not require the delivery of physical volumes to satisfy settlement. While in times of higher commodity prices this strategy may result in our having lower net cash inflows than we would otherwise have if we had not utilized these instruments, management believes the risk reduction benefits of such a strategy would outweigh the potential costs.

We may borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. Our objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing our costs of capital.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2011 there were no material changes from risk factors as disclosed in Company’s Registration Statement on Form S-1/A Amendment #4 filed on May 5, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
June 7, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
June 7, 2011