Form 10-Q
period 2011-06-30
Brenham Oil & Gas Corp.
filed 2011-08-15
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of August 15, 2011 is 109,477,093 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets - June 30, 2011 and December 31, 2010	4
Unaudited Consolidated Statements of Operations - Three and Six Months Ended June 30, 2011 and 2010 and for the Period from November 7, 1997 (inception) to June 30, 2011	5
Unaudited Consolidated Statements of Cash Flows - Six Months Ended June 30, 2011 and and 2010 and for the Period from November 7, 1997 (inception) to June 30, 2011	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$6,274	$6,394
Receivable – related party	-	24,563
Total assets	$6,274	$30,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$23,929	$13,034
Accounts payable - related party	46,323	20,956
Total liabilities	70,252	33,990

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
99,977,093 shares issued and outstanding, respectively	9,998	9,998
Additional paid-in capital	58,568	58,568
Accumulated deficit, during the exploration stage	(132,544)	(71,599)
Total stockholders' deficit	(63,978)	(3,033)
Total liabilities and stockholders' deficit	$6,274	$30,957

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO JUNE 30, 2011
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Inception to June 30,
	2011	2010	2011	2010	2011

Revenue	$221	$330	$671	$956	$110,391

Costs and expenses:
General and administrative	23,301	127,248	61,616	127,378	248,106

Operating loss	(23,080)	(126,918)	(60,945)	(126,422)	(137,715)

Other income (expense)
Interest income	-	-	-	-	19,123
Interest expense	-	-	-	-	(1,150)
Total other income	-	-	-	-	17,973

Loss before income taxes	(23,080)	(126,918)	(60,945)	(126,422)	(119,742)
Income tax provision	-	-	-	-	12,802
Net loss	$(23,080)	$(126,918)	$(60,945)	$(126,422)	$(132,544)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,977,093	90,845,225	99,977,093	77,982,618

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO JUNE 30, 2011
(Unaudited)

	For the Six Months Ended June 30,		Inception to June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(60,945)	$(126,422)	$(132,544)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	-	44,433	45,466
Non-cash compensation	19,880	-	19,880
Changes in operating assets and liabilities:
Accounts payable	10,895	28,598	23,929
Accounts payable - related parties	-	617	3,456
Net cash used in operating activities	(30,170)	(52,774)	(39,813)

Cash flows from investing activities
Collections from related party, net	30,050	13,500	5,487
Net cash provided by investing activities	30,050	13,500	5,487

Cash flows from financing activities
Proceeds from related party advances	-	17,500	17,500
Proceeds from sale of common stock	-	21,500	23,100
Net cash provided by financing activities	-	39,000	40,600

Net increase (decrease) in cash	(120)	(274)	6,274
Cash and cash equivalents, beginning of period	6,394	6,908	-
Cash and cash equivalents, end of period	$6,274	$6,634	$6,274

Supplemental disclosures:
Interest paid	$-	$-	$1,150
Income taxes paid	$-	$-	$12,802

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

Royalties on the minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through June 30, 2011, Brenham has received $110,391 in royalty income, which is in revenue in the unaudited consolidated statement of operations.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2011, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net loss per share were the same, as there were no common stock equivalents outstanding.

Subsequent Events

Brenham has evaluated all transactions from June 30, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Brenham as a going concern. Brenham has a working capital deficit of $63,978, a stockholders’ deficit of $63,978, and an accumulated deficit of $132,544 as of June 30, 2011. In addition, Brenham has generated a loss of $60,945 during the six months ended June 30, 2011, and currently has no material revenues generated from operations. These factors raise substantial doubt about our ability to continue as a going concern.

We are actively seeking is to become an independent, oil and gas-focused exploration and production company with the intent to acquire prospect leases in the United States and international locations, with an initial focus on Africa. Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction which would generate sufficient revenues to sustain our operations. We anticipate the need for additional debt or equity financing and if Brenham raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders. However, Brenham has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to Brenham. Brenham is reliant on a related party to provide working capital. There is no assurance that such related party will continue to provide working capital.

Note 3. Receivables and Payables - Related Party

Related party receivables at December 31, 2010 represent amounts owed by Brenham’s parent, American. At June 30, 2011, there are no related party receivables owed by American. Related party payables at December 31, 2010 represent $17,500 owed to the Dror Family Trust and $3,456 owed to Scott Gaille for operating expenses. Related party payables at June 30, 2011 represent $17,500 owed to the Dror Family Trust and $25,367 owed to American as advances to assist with Brenham's operating expenses, and $3,456 owed to Scott Gaille for operating expenses. Dror Family Trust is a related party to Daniel Dror, CEO. Scott Gaille is the President of Brenham.  During the six months ended June 30, 2011, American issued shares of common stock valued at $19,880 to employees for consulting services on behalf of Brenham.

Note 4. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of June 30, 2011.

Note 5. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total income tax provision (benefit)	$-	$-	$-	$-

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Computed federal income tax provision (benefit)	$(7,847)	$(42,857)	$(20,721)	$(42,983)
Increase in valuation allowance	7,847	42,857	20,721	42,983
Total	$-	$-	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$67,000	$26,000
Valuation allowance	(67,000)	(26,000)
Total deferred tax asset	$-	$-

At June 30, 2011 and December 31, 2010, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $67,000 and $26,000, respectively. The NOL carryforward begins to expire in 2030. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at June 30, 2011.

Note 6. Subsequent Events

On July 22, 2011, Brenham Oil & Gas Corp., entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of oil producing property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012.

From July 1, 2011 through August 15, 2011, Brenham issued 4,500,000 shares of its common stock for services to employees, directors and third parties, and 4,000,000 shares of its common stock to Brenham’s parent, American, for services.

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

Three and Six Months Ended June 30, 2011 vs. 2010

Net loss for the three months ended June 30, 2011 was $23,080, compared to $126,918 for the three months ended June 30, 2010. Revenue for the three months ended June 30, 2011 was $221 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended June 30, 2011 were $23,301 and consisted of travel, consulting, and legal expenses associated with the spin-off transaction and consulting fees to locate an oil and gas lease. Revenue for the three months ended June 30, 2010 was $330 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended June 30, 2010 were $127,248, and consisted primarily of $82,945 for travel, consulting, and legal expenses associated with the spin-off of Brenham and business trips to Africa to assess potential prospects and non-cash stock-based compensation of $44,433.

Net loss for the six months ended June 30, 2011 was $60,945, compared to $126,422 for the six months ended June 30, 2010. Revenue for the six months ended June 30, 2011 was $671 for oil and gas mineral royalty interests. General and administrative expenses for the six months ended June 30, 2011 were $61,616 and consisted of travel, consulting, and legal expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties. Revenue for the six months ended June 30, 2010 was $956 for oil and gas mineral royalty interests. General and administrative expenses for the six months ended June 30, 2010 were $127,378, and consisted primarily of $82,945 for travel, consulting, and legal expenses associated with the spin-off of Brenham and business trips to Africa to assess potential prospects and non-cash stock-based compensation of $44,433.

Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, total assets were $6,274 and $30,957, respectively. We had cash of $6,274 and $6,394 at June 30, 2011 and December 31, 2010, respectively, and a related party receivable of $24,563 at December 31, 2010.

Brenham became a separate public company through a spin-off transaction to holders of common stock of American. Brenham is offering to purchase all of the spin-off shares in the spin-off distribution at the rescission offer purchase price. In connection with the Rescission Offer, the Company was subject to a liability of $12,335 plus accrued interest at a rate of five (5%) percent per annum from July 21, 2010 through July 22, 2011, the expiration date of the Rescission Offer. Less than $100 has been paid to shareholders in connection with the Rescission Offer and the Company is no longer subject to this liability.

At June 30, 2011, total liabilities were $70,252, consisting of $23,929 in accounts payable and $46,323 in accounts payable to related parties.

We had negative cash flow from operations of $30,170 during six months ended June 30, 2011 as a result of a net loss of $60,945, offset by non-cash compensation of $19,880 and an increase in accounts payable of $10,895.  We had negative cash flow from operations of $52,774 during six months ended June 30, 2010 as a result of a net loss of $126,422, offset by stock-based compensation of $44,433, an increase in accounts payable of $28,598, and an in increase in accounts payable to related parties of $617.

Cash provided by investing activities for three months ended June 30, 2011 was $30,050, consisting of net collections from related parties.  Cash provided by investing activities for three months ended June 30, 2010 was $13,500, consisting of net collections from related parties.

For six months ended June 30, 2011, no cash was provided by financing activities.  For six months ended June 30, 2010, cash provided by financing activities was $39,000, consisting of proceeds from the sale of common stock of $21,500 and proceeds from related party advances of $17,500.

As a result of our limited cash resources, our executive officers have not received any cash compensation since inception through the current date. However, the Company issued restricted shares of common stock to its President and Chief Financial Officer for services rendered as executive officers. We have not had any discussions nor do we have any plans for future cash compensation arrangements. If and when we experience a positive cash flow from operations and have sufficient cash reserves to fund our plan of operation, if ever, we may consider compensating our executive officers. We will continue to evaluate our financial condition and our liquidity and capital resources prior to entering into any compensation arrangements with our executive officers.

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
Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010 we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2011 there were no material changes from risk factors as disclosed in Company’s Registration Statement on Form S-1/A Amendment #4 filed on May 5, 2011.

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

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
August 15, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
August 15, 2011