Form 10-Q
period 2011-09-30
Brenham Oil & Gas Corp.
filed 2011-11-14
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2011 is 110,334,352 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets - September 30, 2011 and December 31, 2010	4
Unaudited Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from November 7, 1997 (inception) to September 30, 2011	5
Unaudited Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2011 and and 2010 and for the Period from November 7, 1997 (inception) to September 30, 2011	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$6,223	$6,394
Receivable – related party	-	24,563
Total current assets	6,223	30,957

Oil & gas properties - unproved	16,800	-
Total assets	$23,023	$30,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$36,996	$13,034
Accounts payable - related party	65,015	20,956
Contingent consideration	8,400	-
Total liabilities	110,411	33,990

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
110,477,093 and 99,977,093 shares issued, respectively
110,334,352 and 99,977,093 shares outstanding, respectively	11,048	9,998
Additional paid-in capital	101,618	58,568
Accumulated deficit during the exploration stage	(199,959)	(71,599)
Less treasury stock, at cost; 142,741 and 0 shares, respectively	(95)	-
Total stockholders' deficit	(87,388)	(3,033)
Total liabilities and stockholders' deficit	$23,023	$30,957

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO SEPTEMBER 30, 2011
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Inception to September 30,
	2011	2010	2011	2010	2011

Revenue	$347	$296	$1,018	$1,252	$110,738

Costs and expenses:
General and administrative	67,762	10,957	129,378	140,212	315,868

Operating loss	(67,415)	(10,661)	(128,360)	(138,960)	(205,130)

Other income (expense)
Interest income	-	-	-	-	19,123
Interest expense	-	-	-	-	(1,150)
Total other income	-	-	-	-	17,973

Loss before income taxes	(67,415)	(10,661)	(128,360)	(138,960)	(187,157)
Income tax expense (benefit)	-	-	-	(1,877)	12,802
Net loss	$(67,415)	$(10,661)	$(128,360)	$(137,083)	$(199,959)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	106,974,368	99,466,223	102,335,149	85,222,514

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO SEPTEMBER 30, 2011
(Unaudited)

	For the Nine Months Ended September 30,		Inception to September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(128,360)	$(137,083)	$(199,959)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	35,700	45,466	81,166
Non-cash compensation	19,880	-	19,880
Changes in operating assets and liabilities:
Accounts payable	23,962	21,335	36,996
Accounts payable - related parties	4,795	3,456	8,251
Net cash used in operating activities	(44,023)	(66,826)	(53,666)

Cash flows from investing activities
Collections from related party, net	61,447	26,375	36,884
Net cash provided by investing activities	61,447	26,375	36,884

Cash flows from financing activities
Proceeds from (repayments of) related party advances	(17,500)	17,500	-
Payments for acquisition of treasury stock	(95)	-	(95)
Proceeds from sale of common stock	-	22,100	23,100
Net cash provided by (used in) financing activities	(17,595)	39,600	23,005

Net increase (decrease) in cash	(171)	(851)	6,223
Cash and cash equivalents, beginning of period	6,394	6,908	-
Cash and cash equivalents, end of period	$6,223	$6,057	$6,223

Supplemental disclosures:
Interest paid	$-	$-	$1,150
Income taxes paid	$-	$-	$12,802

Non-cash transactions:
Issuance of stock for oil & gas properties	$8,400	$-	$8,400
Contingency for issuance of stock for oil & gas properties	$8,400	$-	$8,400

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

We have an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.  In July 2011, we purchased unproved property as discussed in Note 4.

Royalties on the minerals produced are currently incidental and paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through September 30, 2011, Brenham has received $110,738 in royalty income, which is in revenue in the unaudited consolidated statement of operations.

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

Oil & gas properties - unproved

Currently, oil & gas properties owned by Brenham have minimal production to maintain the lease and are considered unproved.  Management will assess the appropriate method of accounting to use for amortization, successful efforts or full cost, once these properties have been proved.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2011, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Brenham has evaluated all transactions from September 30, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Brenham as a going concern. Brenham has a working capital deficit of $104,188, a stockholders’ deficit of $87,388, and an accumulated deficit of $199,959 as of September 30, 2011. In addition, Brenham has generated a loss of $128,360 during the nine months ended September 30, 2011, and currently has no material revenues generated from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Receivables and Payables - Related Party

Related party receivables at December 31, 2010 represent amounts owed by Brenham’s parent, American. At September 30, 2011, there are no related party receivables owed by American. Related party payables at December 31, 2010 represent $17,500 owed to the Dror Family Trust and $3,456 owed to Scott Gaille for operating expenses. Related party payables at September 30, 2011 represent $56,764 owed to American as advances to assist with Brenham's operating expenses, and $3,456 and $4,795 owed to Scott Gaille and Bryant Mook, respectively, for operating expenses. Dror Family Trust is a related party to Daniel Dror, CEO. Scott Gaille is the President of Brenham.  Bryant Mook is the Vice President of Brenham. During the nine months ended September 30, 2011, American issued shares of common stock valued at $19,880 to employees for consulting services on behalf of Brenham.

Note 4. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 49% of the outstanding shares as of September 30, 2011.

On July 22, 2011, Brenham Oil & Gas Corp., entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares valued at $8,400 to be issued contingent upon realization of certain production targets in 2012.  This property is on the balance sheet as "Oil & gas properties - unproved" for $16,800, and a contingent liability has been recorded for $8,400 for the potential issuance of the additional restricted shares.

For the three months ended September 30, 2011, Brenham paid $95 to repurchase 142,741 shares of its common stock for treasury, and issued 4,500,000 shares of its common stock valued at $18,900 for services to employees, directors and third parties, and 4,000,000 shares of its common stock valued at $16,800 to Brenham’s parent, American, for services.

Note 5. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current	$-	$-	$-	$(1,877)
Deferred	-	-	-	-
Total income tax provision (benefit)	$-	$-	$-	$(1,877)

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computed federal income tax provision (benefit)	$(20,892)	$(1,599)	$(41,613)	$(37,444)
Increase in valuation allowance	20,892	1,599	41,613	35,567
Total	$-	$-	$-	$(1,877)

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$98,000	$26,000
Valuation allowance	(98,000)	(26,000)
Total deferred tax asset	$-	$-

At September 30, 2011 and December 31, 2010, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $98,000 and $26,000, respectively. The NOL carryforward begins to expire in 2030. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at September 30, 2011.

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

Three and Nine Months Ended September 30, 2011 vs. 2010

Net loss for the three months ended September 30, 2011 was $67,415, compared to $10,661 for the three months ended September 30, 2010. Revenue for the three months ended September 30, 2011 was $347 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended September 30, 2011 were $67,762 and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate an oil and gas properties. General and administrative expenses for the three months ended September 30, 2011 included non-cash stock-based compensation of $35,700.  Revenue for the three months ended September 30, 2010 was $296 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended September 30, 2010 were $10,957, and consisted primarily of legal and professional expenses associated with the spin-off of Brenham.

Net loss for the nine months ended September 30, 2011 was $128,360, compared to $137,083 for the nine months ended September 30, 2010. Revenue for the nine months ended September 30, 2011 was $1,018 for oil and gas mineral royalty interests. General and administrative expenses for the nine months ended September 30, 2011 were $129,378 and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.  General and administrative expenses for the nine months ended September 30, 2011 included non-cash stock-based compensation of $35,700.  Revenue for the nine months ended September 30, 2010 was $1,252 for oil and gas mineral royalty interests. General and administrative expenses for the nine months ended September 30, 2010 were $140,212, and consisted primarily of $92,869 for travel, consulting, and legal expenses associated with the spin-off of Brenham and business trips to Africa to assess potential prospects and non-cash stock-based compensation of $45,466.

Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, total assets were $23,023 and $30,957, respectively. We had cash of $6,223 and $6,394 at September 30, 2011 and December 31, 2010, respectively, and a related party receivable of $24,563 at December 31, 2010.  At September 30, 2011, long-term assets consisted of oil & gas properties - unproved of $16,800.

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

At September 30, 2011, total liabilities were $110,411, consisting of $36,996 in accounts payable, $65,015 in accounts payable to related parties, and $8,400 in contingent consideration.

We had negative cash flow from operations of $44,023 during nine months ended September 30, 2011 as a result of a net loss of $128,360, offset by stock-based compensation of $35,700, other non-cash compensation of $19,880, and an increase in accounts payable and accounts payable to related parties of $23,962 and $4,795, respectively.  We had negative cash flow from operations of $66,826 during nine months ended September 30, 2010 as a result of a net loss of $137,083, offset by stock-based compensation of $45,466, an increase in accounts payable of $21,335, and an in increase in accounts payable to related parties of $3,456.

Cash provided by investing activities for nine months ended September 30, 2011 was $61,447, consisting of net collections from related parties.  Cash provided by investing activities for nine months ended September 30, 2010 was $26,375, consisting of net collections from related parties.

For nine months ended September 30, 2011, cash used in financing activities was $17,595, consisting of $17,500 for the repayment of related party advances and $95 for the repurchase of 142,741 shares of Brenham's common stock for treasury.  For nine months ended September 30, 2010, cash provided by financing activities was $39,600, consisting of proceeds from the sale of common stock of $22,100 and proceeds from related party advances of $17,500.

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

In July 2011, we purchased an oil field with 20 oil wells situated on approximately 700 acres in the Permian Basin near Abilene, Texas.  We issued 2,000,000 shares of common stock with an additional 2,000,000 shares to be issued contingent upon realization of certain production targets in 2012.  The oil field contains estimated probable reserves of approximately 1.4 million barrels of oil (net to the company).  The net present value (10% discount rate after development and operating costs) is approximately $20 million.  We estimate the capital costs for development to be about $3 million over the next few years.

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
Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010 we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2011 there were no material changes from risk factors as disclosed in Company’s Registration Statement on Form S-1/A Amendment #4 filed on May 5, 2011.

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
November 14, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
November 14, 2011