Form 10-K
period 2011-12-31
Brenham Oil & Gas Corp.
filed 2012-03-30
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 5, 2012, the date of the last trade in the Registrant’s Common Stock on the FINRA BB, the aggregate market value of the Registrant’s 10,297,019 shares of Common Stock held by non-affiliates of the registrant was $618,821 based on the closing sale price of $0.06 on such date as reported on the FINRA BB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 30, 2012 is 110,325,621 shares of Common Stock and 0 shares of Preferred Stock.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of Brenham Oil & Gas Corp., a Nevada corporation (hereinafter the "Company", the "Registrant", or "Brenham") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background of Brenham

We were incorporated as Brenham Oil & Gas Inc. on November 7, 1997 under the laws of the State of Texas as a wholly-owned subsidiary of American International Industries, Inc. (“American” or “AMIN”). Brenham Oil and Gas Corp, a Nevada corporation, was incorporated on April 21, 2010 and Brenham Oil & Gas Inc. became a wholly-owned subsidiary of Brenham following the unanimous vote by American’s board of directors on April 8, 2010 approving the distribution of 10,297,019 shares of Brenham Common Stock, on a pro rata 1 for 1 basis, to the shareholders of American (the “Spin-Off Distribution”). Following the Spin-Off Distribution, American retained approximately 54% of our Common Stock.  As of this filing, American owns 53.2% of our Common Stock.

Our principal executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077, which are the executive offices of American, and are provided to us on a rent-free basis. The telephone number of our principal executive offices is (281) 334-9479. Our web site is brenhamoil.com.

Description of Brenham’s Business

Since November 7, 1997 (inception), Brenham Oil & Gas Inc. has owned an oil and gas mineral royalty interest on a 24 acre parcel of land located in Washington County, Texas. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.

On July 22, 2011, Brenham entered into an asset purchase and sale agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc., pursuant to which Brenham acquired 700 acres of unproved property located in the oil producing Permian Basin near Abilene, Texas. Brenham issued 2,000,000 restricted shares of common stock, $0.0001 par value (“Common Stock”) valued at $8,400, with an additional 2,000,000 restricted shares of Common Stock, valued at $8,400, to be issued contingent upon realization of certain production targets in 2012.  On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

At present, Brenham is an exploration stage company and will continue to be so until commencement of substantial production from its oil and gas operations.

Our Business Plan

Our business plan is to become an independent oil and gas exploration and production company. We intend to acquire additional oil and gas-related assets (“prospects”) in the United States and in certain international locations, with an initial focus on Africa. We believe that with our experienced management and technical team, equipped with industry data, newly available seismic technologies, industry contacts and adequate funding, we will be in a position to acquire prospects.

After considering numerous global oil and gas-producing regions, our board of directors determined that our initial focus should be in West Africa, a region that offers largely realized and unrealized hydrocarbon resources. We believe that we can be successful in acquiring prospects and that our potential asset portfolio could be commercially viable, provided that we can secure sufficient financing at acceptable terms and conditions.

The competition in Africa is intense and requires the ability of participants to establish and maintain business relationships with the governments and regulatory authorities within this region. We believe that an example of the intensity of this competition may be found in our recent experience involving our negotiations with the Republic of Togo for a certain deepwater concession.  We commenced a lawsuit against TGS-NOPEC and ENI, multi-national oil companies, as the result of the defendants tortuous interference with Brenham's agreement to acquire participation rights to deepwater oil exploration in the Republic of Togo, which borders Ghana and is adjacent to the 1.2 billion barrel Jubilee Discovery. See “Legal Proceedings” below.

We believe that our data-intensive approach to potential Prospect analysis, coupled with the expertise of our management team, will hopefully allow us to capture a portion of the attractive prospects available in our target regions.

We have recently received an invitation from the Government of Equatorial Guinea in West Africa to propose and negotiate the terms and conditions for multiple deepwater exploration blocks together with four other major companies.

To date, other than our assertion of certain rights to the Block 2 deepwater concession off the Republic of Togo, which we are pursuing in our lawsuit against TGS-NOPEC and ENI, we have no contractual rights in any other area in Africa. We are dependent upon our ability to acquire such rights and to secure funding in adequate amounts to pursue our business plan. If we are not issued licenses by the applicable licensing authorities in a timely manner it may be expected that we will not be able to commence any exploration, development and production operations.

We intend to develop strategic relationships and enter into long-term participation agreements with major oil and gas companies, in both domestic and international markets. We believe that such alliances will create a platform for exploration and development activities.

Competition

The oil and gas industry is highly competitive. We will encounter strong competition from major oil and gas companies and from other independent operators in seeking to acquire prospects and hiring and retaining qualified personnel. Many, if virtually not all, of these competitors have far greater financial, technical and personnel resources and far longer operating histories than Brenham. As a result, our competitors are able to devote more financial and other resources to evaluate and acquire the more desirable prospects. Furthermore, our competitors are expected to better withstand the financial losses resulting from unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions.

We are also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future we acquire and develop undeveloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Over the past three years, oil and gas companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill wells and conduct our operations. There can be no assurance that we will be able to compete successfully in all of the above areas.

Environmental Matters and Regulation

General

Virtually all aspects of oil and gas industry are subject to a vast array of laws and regulations, both domestically and internationally. In addition, it may be expected that in the future, new laws and regulations will be adopted that will limit certain operations and/or increase the costs of such operations. These laws and regulations either presently require or in the future may require, among other things:

•	acquiring various permits before drilling commences;
•	enjoining some or all of the operations of facilities deemed not in compliance with permits;
•
restricting the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas and natural gas drilling, production and transportation activities;

•	limiting or prohibiting drilling activities in certain locations lying within protected or otherwise sensitive areas; and
•	requiring remedial measures to mitigate pollution from our operations

Compliance with these laws can be costly; the regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.  Moreover, public interest in the protection of the environment has increased significantly in recent years, notwithstanding the widely recognized public demand for “energy independence.” Offshore drilling in some areas has been opposed by regulatory agencies as well as environmental groups and, in other areas, has been restricted by regulations. Our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental requirements that result in increased costs to the oil and gas  industry in general, such as more stringent or costly waste handling, disposal or cleanup requirements.

The following is a summary of some of the existing laws or regulatory issues to which we and our business operations are or may be subject to in the future.

Oil and Gas Pollution Act of 1990

The U.S. Oil and Gas Pollution Act of 1990 ("OPA") and regulations thereunder impose liability on responsible parties for damages resulting from oil and gas spills into or upon navigable waters or in the exclusive economic zone of the U.S. Liability under the OPA is strict, joint and several and potentially unlimited. A "responsible party" under the OPA includes the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility to cover potential liabilities related to an oil and gas spill for which such person would be statutorily responsible in an amount that depends on the risk represented by the quantity or quality of oil and gas handled by such facility. The MMS of the U.S. Department of the Interior ("DOI") has promulgated regulations that implement the financial responsibility requirements of the OPA. A failure to comply with the OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil, administrative and/or criminal enforcement actions.

Clean Water Act

The U.S. Federal Water Pollution Control Act of 1972, as amended, ("CWA") imposes restrictions and controls on the discharge of pollutants, produced waters and other oil and gas and natural gas wastes into waters of the U.S. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Under the CWA, permits must be obtained to discharge pollutants into regulated waters. In addition, certain state regulations and the general permits issued under the federal National Pollutant Discharge Elimination System program prohibit discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into certain coastal and offshore waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and gas and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up related damage and for natural resource damages resulting from the release. Comparable state statutes impose liabilities and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

Marine Protected Areas

Executive Order 13158, issued in 2000, directs federal agencies to safeguard existing Marine Protected Areas ("MPAs") in the U.S. and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the U.S. Environmental Protection Agency ("EPA") to propose regulations under the CWA to ensure appropriate levels of protection for the marine environment. This order and related CWA regulations have the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

Consideration of Environmental Issues in Connection with Governmental Approvals

Our operations will frequently require licenses, permits and other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act ("OCSLA"), the National Environmental Policy Act ("NEPA"), and the Coastal Zone Management Act ("CZMA") require federal agencies to evaluate environmental issues in connection with granting such approvals or taking other major agency actions. OCSLA, for instance, requires the DOI to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment, and gives the DOI authority to refuse to issue, suspend or revoke permits and licenses allowing such activities in certain circumstances, including when there is a threat of serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires DOI and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency must prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas and natural gas development. In obtaining various approvals from the DOI, we will have to certify that we will conduct our activities in a manner consistent with any applicable CZMA program. Violation of these requirements may result in civil, administrative or criminal penalties.

Naturally Occurring Radioactive Materials

Wastes containing naturally occurring radioactive materials ("NORM") may also be generated in connection with our operations. Certain oil and gas and natural gas exploration and production activities may enhance the radioactivity of NORM. In the U.S., NORM is subject primarily to regulation under individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the Occupational Safety and Health Administration. These regulations impose certain requirements concerning worker protection; the treatment, storage and disposal of NORM waste; the management of waste piles, containers and tanks containing NORM; and restrictions on the uses of land with NORM contamination.

Resource Conservation and Recovery Act

The U.S. Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and gas or natural gas are currently exempt from RCRA's requirements pertaining to hazardous waste and are regulated under RCRA's non-hazardous waste and other regulatory provisions. A similar exemption is contained in many of the state counterparts to RCRA. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas and natural gas exploration and production wastes from regulation as hazardous waste. Accordingly, it is possible that certain oil and gas and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we expect to generate some amounts of ordinary industrial wastes, such as waste solvents and waste oil and gas that may be regulated as hazardous wastes.

Air Pollution Control

The U.S. Clean Air Act ("CAA") and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Our operations will utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations, including the suspension or termination of permits and monetary fines.

Superfund

The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA") also known as "Superfund," imposes joint and several liability for response costs at certain contaminated properties and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

Protected Species and Habitats

The federal Endangered Species Act, the federal Marine Mammal Protection Act, and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Oil and gas and natural gas exploration and production activities could be prohibited or delayed in areas where such protected species or habitats may be located, or expensive mitigation may be required to accommodate such activities.

Health and Safety

Our operations may become subject to the requirements of the federal Occupational Safety and Health Act ("OSH Act") and comparable state statutes. These laws and their implementing regulations strictly govern the protection of the health and safety of employees. The OSH Act hazard communication standard, EPA community right-to-know regulations under Title III of the Superfund Amendments and Reauthorization Act of 1986 and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. Such laws and regulations also require us to ensure our workplaces meet minimum safety standards and provide for compensation to employees injured as a result of our failure to meet these standards as well as civil and/or criminal penalties in certain circumstances.

Accidental spills or releases may occur in the course of our future operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result, including costs relating to claims for damage to property and persons. Moreover, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that we have been or will be at all times in compliance with such laws, or that environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our financial condition, results of operations or ability to make distributions to you.

Other Regulation Related to the Oil and Gas Industry

The oil and gas industry is regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry may increase our cost of doing business by increasing the future cost of transporting our production to market, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Homeland Security Regulations

The Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security ("DHS") to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas and natural gas facilities that are deemed to present "high levels of security risk." The DHS is currently in the process of adopting regulations that will determine whether our operations may in the future be subject to DHS-mandated security requirements. Presently, it is not possible to accurately estimate the costs we could incur, directly or indirectly, to comply with any such facility security laws or regulations, but such expenditures could be substantial.

U.S. Coast Guard and the U.S. Customs Service

In case we have to transport drilling rigs to potential sites in the U.S. Gulf of Mexico, our operation of such drilling rigs would become subject to the rules and regulations of the U.S. Coast Guard and the U.S. Customs Service. Such regulation sets safety standards, authorizes investigations into vessel operations and accidents and governs the passage of vessels into U.S. territory. We would be required by these agencies to obtain various permits, licenses and certificates with respect to these operations.

International Laws and Regulations

Our exploration and production activities that may occur in other nations, including those in West Africa, are subject to the laws and regulations of such nations. These regulations may govern licensing for drilling operations, mandatory involvement of local partners in our operations, taxation of our revenues, safety and environmental matters and our ability to operate in such jurisdictions as a foreign participant.

Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs.

Employees

As of December 31, 2011, we had 5 employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Offices

We currently utilize approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to us by American on a rent-free basis.

Risk Factors

While investing in our Common Stock will provide an investor with an equity ownership interest in Brenham, our stockholders will be subject to risks inherent in investing in the highly competitive oil and gas industry, generally, and in Brenham, specifically, which has very limited operating history and limited resources. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss in any investment in our shares. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

We have no proven reserves on our existing Permian Basin, Texas property and the prospects that we may decide to pursue for exploration and development may not yield oil and gas in commercial quantities or quality, if at all, in which event we will incur significant losses.

At present, we have no proven reserves. Any future prospects may not prove to be commercially viable even if available seismic and geological information indicate the potential presence of oil and gas. As a result, any prospects that we may decide to acquire and develop may not yield oil and gas in commercial quantities or quality, or at all. Evaluating prospects will require substantial seismic data reprocessing and interpretation. Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We therefore do not know if any of our prospects will contain oil and gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and gas is found on our prospects in commercial quantities, construction costs of oil and gas pipelines or floating production systems, as applicable, and transportation costs may prevent such prospects from being economically viable.

We may face substantial uncertainties in connection with any prospects, which could significantly delay or even prevent our ability to act on our plan of operation.

In this filing, we provide statements in connection with our plan of operation. Statements in connection with our plan of operation may face substantial uncertainties. To date, we have not yet identified any prospects. Any analogies drawn by us from other companies’ wells, prospects or producing fields may not prove to be indicators of the success of developing reserves from our prospects, notwithstanding the proximity of our prospects to other companies producing properties. Furthermore, evaluating the to-be-acquired data from wells or prospects produced by other parties which we may use may not lead to the results that we may expect.

It is possible that none of the future wells on our prospects’ properties will find commercially exploitable accumulations of oil and gas. Any significant variance between actual results and our assumptions could then materially and adversely affect the quantities of oil and gas attributable to any prospects.

Identifying prospects and drilling wells is speculative, often involving significant costs that may exceed our expectations and, further, may not result in any discoveries of future production or reserves in commercially exploitable quantities. Any material inaccuracies in future drilling costs, estimates or underlying assumptions will materially adversely affect our plan of operation and business objectives, thereby adversely affecting the value of our shares.

Seeking prospects, exploring for and developing oil and gas reserves involves a high degree of operational and financial risk, which precludes our ability to make any definitive estimates as to the time required and costs involved in reaching certain objectives. The actual costs of seeking prospects, drilling, completing and operating wells may exceed our budgeted costs and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oil and gas field equipment and related services. Prospects may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of an oil and gas well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic. Initial costs associated with identifying prospects and drilling wells require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual costs are significantly more than any estimated costs, we may not be able to continue our plan of operation and/or business objectives and we would be forced to modify our plan of operation.

Our unidentified prospects and drilling locations may be scheduled out over several years, making them susceptible to uncertainties that could materially affect the occurrence or timing of any drilling, thereby hindering our ability to generate cash flow from operations, if any.

Our ability to identify, drill and develop future drilling locations depends on a number of factors, including the availability of equipment and capital, seasonal conditions, regulatory approvals, oil and gas prices, costs and drilling results. The final determination on whether to drill any of these prospects will be dependent upon the factors described elsewhere in this annual report. Due to these uncertainties, we do not know if any presently unidentified Prospect that we may identify in the future will be drilled within a reasonable timeframe, or at all, or, if we will be able to economically produce oil and gas in commercially exploitable quantities from these or any other potential drilling locations. As such, our actual drilling activities may be materially different from our expectations, which could adversely affect our plan of operation and future financial condition.

We expect not to be the operator on all or even many of our future prospects, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets, which could prevent us from realizing any return targets that we may envision.

As we carry out our exploration and development programs, we may enter into arrangements with respect to future prospects that result in a greater proportion of our prospects being operated by others. As a result, we may have limited ability to exercise influence over the operations of our future prospects that will be operated by our potential partners. Dependence on third-party operators could prevent us from realizing certain return targets for those co-operated prospects. The success and timing of identifying prospects, exploration and development activities will depend on a number of factors that will be largely outside of our control, including:

- the timing and amount of capital expenditures;
- the co-operator's expertise and financial resources;
- approval of other participants in drilling wells;
- selection of technology; and
- the rate of production of reserves, if any.

This limited ability to exercise control over the operations of some of our prospects may cause a material adverse effect on our results of operations and financial condition.

We have no operating history, our future performance is uncertain and, as a result, investors will have little or no basis for evaluating any investment in our shares.

We are an exploration stage company and will continue to be so until commencement of substantial production of oil and gas, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Further, we will not be able to commence our exploration and drilling program unless and until we have entered into certain agreements with other oil and gas companies and/or governments of respective countries. Companies such as ours, in their initial stages of exploration face substantial business risks and may suffer significant losses. We will generate substantial net losses and negative cash flows from operating activities and expect to continue to incur substantial net losses for many years to come. We will face challenges and uncertainties in financial planning as a result of uncertainties regarding the nature, scope and results of our future activities. New companies must develop successful business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct their intended business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that one or more of our plans is not completed, is delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this prospectus. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our future results of operations and financial conditions.

We have an accumulated deficit, which raises substantial doubt about our ability to continue as a going concern.

We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

We are dependent on the experience of members of our management and technical team and the loss of one or more such persons could significantly delay our plan of operation if we are unable to replace such persons with qualified individuals on a timely basis, which could have an adverse effect on our share price and our results of operations.

Investors in our Common Stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying prospects and in discovering and developing oil and gas reserves. Our performance and success are dependent, in part, upon key members of our management and technical team, and the departure of such key persons would be detrimental to our future success. In making a decision to invest in our Common Stock, you must be willing to rely to a significant extent on our management's experience, discretion and business judgment. A significant percentage of the Common Stock of our Company is held by members of our management and our corporate parent, American. There can be no assurance that our management will remain in place. We do not have any "key man" life insurance on any member of our team. The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our Common Stock. See "Directors and Executive Officers" and “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Our future development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would delay or even prevent us from successfully pursuing and fully developing our business plan and our ability to generate revenues in both the short and long term.

The oil and gas industry is capital intensive and we anticipate that we will need to raise significant amounts of capital to meet our funding requirements, in amounts that we have not yet determined. We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we start our operations. Identifying prospects, obtaining seismic data and commencing exploration and production are all very expensive and we expect that we will need to raise substantial capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of any of our prospects.

Our future capital requirements will depend on many factors, including:
- the scope, rate of progress and cost of our exploration and production activities;
- oil and gas and natural gas prices;
- our ability to locate and acquire prospects;
- our ability to produce oil and gas or natural gas from those reserves;
- the terms and timing of any drilling and other production-related arrangements that we may enter into;
- the cost and timing of governmental approvals and/or concessions; and
- the effects of competition by larger companies operating in the oil and gas industry.

We do not currently have any commitments for external funding and we do not expect to generate any significant revenue from production for several years, or at all. Additional financing may not be available on favorable terms, or at all. Even if we succeed in selling additional securities to raise funds, the sale of additional equity securities would dilute the ownership percentage of our existing shareholders and new investors may demand rights, preferences or privileges senior to those of our existing holders of our Common Stock. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities. If we choose to offer interests in our prospects to third-party operators, we may lose operating control over such prospects.

Our working capital needs are difficult to forecast and may vary significantly, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. The failure or any significant delay in raising capital as needed may be expected to materially reduce or eliminate our opportunity for success.

At present, our working capital needs are extremely difficult to predict. This difficulty is due primarily to our not having identified actual prospects and therefore we lack the ability to estimate with any degree of accuracy the costs associated with identifying and acquiring prospects, the timing and costs related to our exploration and development efforts, the availability of personnel and equipment necessary for such efforts, fluctuations in the price of oil and gas, the costs and timing of regulatory approvals and the number of prospects we determine to pursue. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources and there can be no assurance in our ability to secure additional financing at acceptable terms, if at all. Restrictions in any debt agreements that we may enter into may impair our ability to obtain other sources of financing.

We will be dependent upon our ability to enter into arrangements for financing with third parties and any delay or failure to enter into such arrangements could adversely affect the market price of our shares.

Our ability to identify and acquire prospects will depend upon our ability to identify and enter into financing arrangements in sufficient amounts at acceptable terms, of which there can be no assurance. This will include strategic relationships with existing oil and gas development and exploration companies, public or private sales of equity or debt securities as well as from other funding sources and/or joint ventures with third parties. Due to our long-term capital requirements, we may seek to access the public or private equity markets if and when conditions are favorable. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of Common Stock or other securities convertible into our Common Stock, the ownership interest of our existing shareholders will be diluted. If we are not able to obtain financing when needed, we may be unable to successfully carry out our business plan. As a result, we may have to significantly limit our operations for the foreseeable future and, as a result, our business, financial condition and results of operations would be materially adversely affected.

Current economic and credit conditions could adversely affect our plan of operation and could result in significant losses for the foreseeable future.

Our ability to secure additional financing and satisfy our financial obligations and indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, most of which will be beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

The development schedule of any oil and gas projects that we may identify, including the availability and cost of drilling rigs, equipment, supplies, personnel and oil and gas field services, is subject to delays and cost overruns.

Historically, most oil and gas projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and oil and gas field services. The cost to develop prospects has not been fixed and remains dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the projects, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.

Non-U.S. operations may be adversely affected by political and economic circumstances in the countries in which we may operate, in which event we may experience delays or be prevented from commencing or continuing operations in such countries.

Non-U.S. oil and gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes, sometimes frequent or marked, in energy policies or the personnel administering them), expropriation of property, cancellation or modification of contract rights, foreign exchange restrictions, currency fluctuations, royalty and tax increases and other risks arising out of foreign governmental sovereignty over the areas in which our operations are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities and insurrection. These risks may be higher in the developing countries in which we intend to conduct our activities, including Africa.

Potential operations in these areas increase our exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may:
- disrupt our operations;
- restrict the movement of funds or limit repatriation of profits;
- lead to U.S. government or international sanctions; and
- limit access to markets for periods of time.

Several countries in Africa are presently experiencing or have experienced political instability in the past. Disruptions may occur in the future, and losses caused by these disruptions may occur that will not be covered by insurance, if, indeed, any insurance is available at costs that we can afford.

Consequently, our non-U.S. exploration, development and production activities may be substantially affected by factors which could have a material adverse effect on our financial condition and results of operations. Furthermore, in the event of a dispute arising from non-U.S. operations, we may be subject to the exclusive jurisdiction of courts outside the U.S. or may not be successful in subjecting non-U.S. persons to the jurisdiction of courts in the U.S., which could adversely affect the outcome of such dispute.

The oil and gas industry, including the acquisition of exploratory acreage in Africa, is intensely competitive and unless we are able to compete effectively, our plan of operation will have to be modified and our ability to pursue prospects could be materially, adversely effected.

The international oil and gas industry, including in the U.S. and Africa, is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply. We expect to operate in a highly competitive environment for acquiring exploratory prospects and hiring and retaining trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than us, which can be particularly important in the areas in which we operate. These companies may be able to pay more for productive oil and gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our competitive position. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for available capital for investment in the oil and gas industry. As a result of these and other factors, we may not be able to compete successfully in an intensely competitive industry, which could cause a material adverse effect on our results of operations and financial condition.

Participants in the oil and gas industry are subject to complex laws that can affect the cost, manner or feasibility of doing business and could result in unanticipated costs and delays that could adversely affect our financial condition and the price of our shares.

Exploration and production activities in the oil and gas industry are subject to extensive local, state, federal and international regulations. We may be required to make large expenditures to comply with governmental regulations, particularly in respect of the following matters:
- licenses for drilling operations;
- royalty increases, including retroactive claims;
- drilling and development bonds;
- reports concerning operations;
- the spacing of wells;
- unitization of oil and gas accumulations;
- remediation or investigation activities for environmental purposes; and
- taxation.

Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our financial condition and results of operations.

Our future operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs that we do not anticipate or that we may not be able to adequately fund; any inability to fund material liabilities and related costs could result in a discontinuation of our operations.

Our future operations will be, subject to various international, foreign, federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use and transportation of regulated materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain of our operations, including drilling permits for our wells. There is a risk that we will not be in complete compliance with these permits and the environmental laws and regulations to which we are subject at all times. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators, including through the revocation of our permits or the suspension or termination of our operations. If we fail to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays, or any other reasons), such failure could impede our operations, which could have a material adverse effect on our results of operations and our financial condition.

We could be held liable for all environmental, health and safety costs and liabilities arising out of our actions and omissions as well as those of potential third-party contractors. To the extent we do not address these costs and liabilities or if we are otherwise in breach of our lease requirements, our future leases could be suspended or terminated. We intend to hire third parties to perform the majority of the drilling and other services related to our operations. There is a risk that we may contract with third parties with unsatisfactory environmental, health and safety records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, we could be held liable for all costs and liabilities arising out of the acts or omissions of our contractors, which could have a material adverse effect on our results of operations and financial condition.

We may be required to maintain bonding or insurance coverage for certain risks relating to our operations, including environmental risks. Even under such policies, we may not be insured against certain risks. Our insurance may not cover any or all environmental claims that might arise from our operations or those of our third-party contractors. If a significant accident or other event occurs and is not fully covered by our insurance, or our third-party contractors have not agreed to bear responsibility, such accident or event could have a material adverse effect on our results of operations and our financial condition. In addition, we may not be able to obtain required bonding or insurance coverage at all or in time to meet our anticipated startup schedule for each well, and if we fail to obtain this bonding or coverage, such failure could have a material adverse effect on our results of operations and financial condition.

In addition, we expect continued attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and gas and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, are currently considering national greenhouse gas regulation, each having proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which we intend to operate could adversely impact our operations.

Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. Our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from releases of, or exposure to, regulated substances may adversely affect our results of operations and our financial condition. See "Description of Business - Environmental Matters and Regulation."

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have us subject to civil or criminal liability and that could have a material adverse effect on our business and prevent us from operating in one or more jurisdictions.

We are subject to the Foreign Corrupt Practices Act ("FCPA") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We may do business in the future in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or private entities. Thus, we face the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and our employees and consultants may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The concentration of our capital stock ownership among our largest stockholders and their affiliates will limit your ability as individual shareholders to influence corporate matters.

Our largest shareholder, American, owns 53.2% of our outstanding Common Stock. Consequently, American will have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters and, as a result, actions may be taken that you may not view as beneficial.

Provisions of our articles of incorporation and by-laws could discourage potential acquisition proposals and could deter or prevent a change in control, which shareholders may deem not be in their best interests.

Some provisions in our articles of incorporation and by-laws, as well as statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of shares of our Preferred Stock, which may be divided into series and with the preferences, limitations and relative rights to be determined by the Board of Directors, and the right of the board of directors to amend the by-laws, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire a substantial number of shares of our Common Stock or to launch other takeover attempts that a shareholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our Common Stock.

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of Common Stock, par value $0.0001 and 10,000,000 shares of Preferred Stock, par value $0.0001. At December 31, 2011, we had 110,477,093 shares of Common Stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of Common Stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of Common Stock may adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

To the extent we issue new shares to fund acquisitions, to raise capital and/or to compensate employees and other persons, your percentage ownership of our shares will be further diluted.

We Do Not Intend To Pay Future Cash Dividends.

We currently do not anticipate paying cash dividends on our Common Stock at any time in the near future. We may never pay cash dividends or distributions on our Common Stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.

Our Common Stock is Illiquid And Should A Market For Our Securities Develop The Price Of Our Securities May Be Volatile.

Our Common Stock is currently subject to quotation on the FINRA OTCBB and the trading market for our securities may likely remain illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore, because of the small amount of shares that will represent the public float, the market price of our Common Stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

Broker-Dealers may be discouraged from effecting transactions in our Common Stock because they may be considered a “Penny Stock” and are subject to the applicable Penny Stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our Common Stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our Common Stock.

In addition to the "penny stock" rules, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission (SEC).

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to us by American on a rent-free basis.

ITEM 3. LEGAL PROCEEDINGS

We commenced a lawsuit in District Court, Harris County, Texas against TGS-NOPEC and ENI, multi-national oil companies, for tortuously interfering with Brenham's agreement to acquire participation rights to deepwater oil exploration of the Block 2 concession in the territorial waters off the Republic of Togo, which borders Ghana and is adjacent to the significant 1.2 billion barrel Jubilee Discovery. Brenham’s Petition alleges that it had a mutual agreement for a production sharing contract that was negotiated in May 2010 between Brenham’s management and the Republic of Togo’s Oil Minister and Director of Hydrocarbons. As a result of Brenham’s mutual agreement with Togo, Brenham contracted with TGS to provide 2D seismic data and geological information, which constituted highly confidential and proprietary information of Brenham, in order to permit development of the Block 2 concession. Brenham’s Petition further alleges that TGS, rather than honoring its contract with Brenham, approached Togo’s Oil Minister and Director of Hydrocarbons directly on its own behalf to induce the Republic of Togo to terminate its agreement with Brenham and to proceed instead directly with TGS and ENI. The District Court has set July 23, 2012 as the trial date. Brenham is represented by Houston law firm Fleming & Associates, LLP, which firm has successfully represented thousands of clients in complex legal matters throughout the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2011, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is subject to quotation on the pink sheets. There has only been limited trading activity in our Common Stock, which began trading on August 29, 2011. Quotation of the Company's securities on the pink sheets limits the liquidity and price of the Company's Common Stock more than if the Company's shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter ended March 31	$-	$-	$-	$-
Second Quarter ended June 30	$-	$-	$-	$-
Third Quarter ended September 30	$0.25	$0.25	$-	$-
Fourth Quarter ended December 31	$0.25	$0.01	$-	$-

As of December 31, 2011, our shares of common stock were held by approximately 1,200 stockholders of record. The transfer agent for our common stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2011.

Maximum
Number of Shares
			Total Number of	That May Yet Be
	Total Number of	Average	Shares Purchased	Purchased Under
	Shares	Price Paid	as Part of Publicly	the Plans at the
Period	Purchased	Per Share	Announced Plans	End of the Period

October 1, 2011 to October 31, 2011	-	$-	-	-
November 1, 2011 to November 30, 2011	-	-	-	-
December 1, 2011 to December 31, 2011	8,000	0.06	-	-
	8,000	$0.06	-	-

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors" of this annual report.

General

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 VERSUS YEAR ENDED DECEMBER 31, 2010

Net loss for the year ended December 31, 2011 was $145,484, compared to $156,946 for the year ended December 31, 2010. Revenue for the year ended December 31, 2011 was $1,389 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2011 were $146,873 and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.  General and administrative expenses for the year ended December 31, 2011 included non-cash stock-based compensation of $35,700.  Revenue for the year ended December 31, 2010 was $1,677 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2010 were $158,623, and consisted primarily of $113,157 for travel, consulting, and legal expenses associated with the spin-off of Brenham and business trips to Africa to assess potential prospects and non-cash stock-based compensation of $45,466.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 and December 31, 2010, total assets were $14,826 and $30,957, respectively. We had cash of $6,426 and $6,394 at December 31, 2011 and December 31, 2010, respectively, and a related party receivable of $24,563 at December 31, 2010.  At December 31, 2011, long-term assets consisted of oil & gas properties - unproved of $8,400.

Brenham became a separate public company through a spin-off transaction to holders of common stock of American. Brenham offered to purchase all of the spin-off shares in the spin-off distribution at the rescission offer purchase price. In connection with the Rescission Offer, the Company was subject to a liability of $12,335 plus accrued interest at a rate of five (5%) percent per annum from July 21, 2010 through July 22, 2011, the expiration date of the Rescission Offer. Less than $100 has been paid to shareholders in connection with the Rescission Offer and the Company is no longer subject to this liability.

At December 31, 2011, total liabilities were $119,854, consisting of $11,156 in accounts payable, and $108,698 in accounts payable to related parties.

We had negative cash flow from operations of $86,987 during the year ended December 31, 2011 as a result of a net loss of $145,484, a decrease in accounts payable of $1,878, offset by stock-based compensation of $35,700, other non-cash compensation of $19,880, and an increase in accounts payable to related parties of $4,795.  We had negative cash flow from operations of $98,446 during the year ended December 31, 2010 as a result of a net loss of $156,946, offset by stock-based compensation of $45,466, and an increase in accounts payable of $13,034.

Cash provided by investing activities for the year ended December 31, 2011 was $105,130, consisting of net collections from related parties.  Cash provided by investing activities for the year ended December 31, 2010 was $58,332, consisting of net collections from related parties.

For the year ended December 31, 2011, cash used in financing activities was $18,111, consisting of $17,500 for the repayment of related party advances and $611 for the repurchase of 151,472 shares of Brenham's common stock for treasury.  For the year ended December 31, 2010, cash provided by financing activities was $39,600, consisting of proceeds from the sale of common stock of $22,100 and proceeds from related party advances of $17,500.

As a result of our very limited cash resources, our executive officers have not received any cash compensation since inception through the year-ended December 31, 2011. However, the Company issued restricted shares of Common Stock to its key executive officer employees for services as executive officers. We have not had any discussions nor do we have any plans for future any cash compensation arrangements with our executive officers. If and when we experience a positive cash flow from operations and have sufficient cash reserves to fund our plan of operation, we may consider compensating our executive officers. We will continue to evaluate our financial condition and our liquidity and capital resources prior to entering into any compensation arrangements with our executive officers.

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

In July 2011, we purchased an oil field with 20 oil wells situated on approximately 700 acres in the Permian Basin near Abilene, Texas.  We issued 2,000,000 shares of Common Stock with an additional 2,000,000 shares to be issued contingent upon realization of certain production targets in 2012.  The oil field contains estimated probable reserves of approximately 1.4 million barrels of oil.  The net present value (10% discount rate after development and operating costs) is approximately $20 million.  On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

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
Our future financial condition and liquidity will be impacted by, among other factors, the success of selection of prospects, our future exploration and appraisal drilling program, the number of commercially viable oil and gas discoveries made and the quantities of oil and gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

Until such time as we can identify specific prospects, we cannot determine with any certainty the amount of capital that we will be required to raise to fund each potential prospect. To date, we have not begun negotiations with any investment bank, financial institution or other source of funding for the purpose of raising either equity or debt capital, nor have we negotiated with any potential joint venture partner for the purpose of pursuing any potential prospect. Only when and if we identify prospects and seek to enter into contracts, licenses or other arrangements to pursue such prospects will we be able to determine the amount of funding that will be required for each such prospect. We have no arrangements with our executive officers or principal shareholders to provide any funding and any funding that they may be requested to provide may be limited.

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
Off-Balance Sheet Arrangements

As of December 31, 2011 and December 31, 2010 we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting	21
Report of Independent Registered Public Accounting Firm	22
Financial Statements:	23
Consolidated Balance Sheets - December 31, 2011 and 2010	24
Consolidated Statements of Operations - Years Ended December 31, 2011 and 2010 and for the Period from November 7, 1997 (inception) to December 31, 2011	25
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2011 and 2010 and for the Period from November 7, 1997 (inception) to December 31, 2011	27
Consolidated Statements of Cash Flows - Years Ended December 31, 2011 and 2010 and for the Period from November 7, 1997 (inception) to December 31, 2011	28
Notes to Consolidated Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Brenham Oil & Gas Corp.
Kemah, Texas

We have audited the accompanying balance sheets of Brenham Oil & Gas Corp. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period from November 7, 1997 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Brenham Oil & Gas Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $217,083, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2012

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$6,426	$6,394
Receivable – related party	-	24,563
Total current assets	6,426	30,957

Oil & gas properties - unproved	8,400	-
Total assets	$14,826	$30,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$11,156	$13,034
Accounts payable - related party	108,698	20,956
Total liabilities	119,854	33,990

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
110,477,093 and 99,977,093 shares issued, respectively,
110,325,621 and 99,977,093 shares outstanding, respectively	11,048	9,998
Additional paid-in capital	101,618	58,568
Accumulated deficit during the exploration stage	(217,083)	(71,599)
Less treasury stock, at cost; 151,472 and 0 shares, respectively	(611)	-
Total stockholders' deficit	(105,028)	(3,033)
Total liabilities and stockholders' deficit	$14,826	$30,957

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2011

	For the Year ended December 31,		Inception to December 31,
	2011	2010	2011

Revenue	$1,389	$1,677	$111,109

Costs and expenses:
General and administrative	146,873	158,623	333,363

Operating loss	(145,484)	(156,946)	(222,254)

Other income (expense)
Interest income	-	-	19,123
Interest expense	-	-	(1,150)
Total other income	-	-	17,973

Loss before income taxes	(145,484)	(156,946)	(204,281)
Income tax expense	-	-	12,802
Net loss	$(145,484)	$(156,946)	$(217,083)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	104,351,040	88,845,586

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2011

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance at November 7, 1997 (inception)	-	$-	-	$-	$-	$-	$-	$-
Net income	-	-	-	-	-	-	-	-
Balance at December 31, 1997	-	-	-	-	-	-	-	-
Issuance of common shares for cash	-	-	64,977,093	6,498	(5,498)	-	-	1,000
Net income	-	-	-	-	-	62,763	-	62,763
Balance at December 31, 1998	-	-	64,977,093	6,498	(5,498)	62,763	-	63,763
Net income	-	-	-	-	-	4,492	-	4,492
Balance at December 31, 1999	-	-	64,977,093	6,498	(5,498)	67,255	-	68,255
Net income	-	-	-	-	-	7,495	-	7,495
Balance at December 31, 2000	-	-	64,977,093	6,498	(5,498)	74,750	-	75,750
Net loss	-	-	-	-	-	(10,007)	-	(10,007)
Balance at December 31, 2001	-	-	64,977,093	6,498	(5,498)	64,743	-	65,743
Net income	-	-	-	-	-	-	-	-
Balance at December 31, 2002	-	-	64,977,093	6,498	(5,498)	64,743	-	65,743
Net income	-	-	-	-	-	-	-	-
Balance at December 31, 2003	-	-	64,977,093	6,498	(5,498)	64,743	-	65,743
Net income	-	-	-	-	-	9,087	-	9,087
Balance at December 31, 2004	-	-	64,977,093	6,498	(5,498)	73,830	-	74,830
Net income	-	-	-	-	-	4,727	-	4,727
Balance at December 31, 2005	-	-	64,977,093	6,498	(5,498)	78,557	-	79,557
Net income	-	-	-	-	-	5,023	-	5,023
Balance at December 31, 2006	-	-	64,977,093	6,498	(5,498)	83,580	-	84,580
Net loss	-	-	-	-	-	(999)	-	(999)
Balance at December 31, 2007	-	-	64,977,093	6,498	(5,498)	82,581	-	83,581
Net income	-	-	-	-	-	1,079	-	1,079
Balance at December 31, 2008	-	-	64,977,093	6,498	(5,498)	83,660	-	84,660
Net income	-	-	-	-	-	1,687	-	1,687
Balance at December 31, 2009	-	-	64,977,093	6,498	(5,498)	85,347	-	86,347
See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2011

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance at December 31, 2009	-	-	64,977,093	6,498	(5,498)	85,347	-	86,347
Issuance of common shares for services	-	-	22,000,000	2,200	43,266	-	-	45,466
Issuance of common shares for cash	-	-	13,000,000	1,300	20,800	-	-	22,100
Net loss	-	-	-	-	-	(156,946)	-	(156,946)
Balance at December 31, 2010	-	-	99,977,093	9,998	58,568	(71,599)	-	(3,033)
Issuance of common shares for services	-	-	8,500,000	850	34,850	-	-	35,700
Issuance of common shares for oil & gas properties	-	-	2,000,000	200	8,200	-	-	8,400
Acquisition of treasury shares	-	-	-	-	-	-	(611)	(611)
Net loss	-	-	-	-	-	(145,484)	-	(145,484)
Balance at December 31, 2011	-	$-	110,477,093	$11,048	$101,618	$(217,083)	$(611)	$(105,028)
See accompanying notes to the consolidated financial statements.

 BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2011

	For the Year ended December 31,		Inception to December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(145,484)	$(156,946)	$(217,083)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	35,700	45,466	81,166
Non-cash compensation	19,880	-	19,880
Changes in operating assets and liabilities:
Accounts payable	(1,878)	13,034	11,156
Accounts payable - related parties	4,795	-	8,251
Net cash used in operating activities	(86,987)	(98,446)	(96,630)

Cash flows from investing activities
Collections from related party, net	105,130	58,332	80,567
Net cash provided by investing activities	105,130	58,332	80,567

Cash flows from financing activities
Proceeds from (repayments of) related party advances	(17,500)	17,500	-
Payments for acquisition of treasury stock	(611)	-	(611)
Proceeds from sale of common stock	-	22,100	23,100
Net cash provided by (used in) financing activities	(18,111)	39,600	22,489

Net increase (decrease) in cash	32	(514)	6,426
Cash and cash equivalents, beginning of period	6,394	6,908	-
Cash and cash equivalents, end of period	$6,426	$6,394	$6,426

Supplemental disclosures:
Interest paid	$-	$-	$1,150
Income taxes paid	$-	$-	$12,802

Non-cash transactions:
Issuance of stock for oil & gas properties	$8,400	$-	$8,400

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS, CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

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

Royalties on the minerals produced are currently incidental and paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through December 31, 2011, Brenham has received $111,109 in royalty income, which is in revenue in the consolidated statement of operations.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Brenham has evaluated all transactions from December 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Brenham as a going concern. Brenham has a working capital deficit of $121,828, a stockholders’ deficit of $105,028, and an accumulated deficit of $217,083 as of December 31, 2011. In addition, Brenham has generated a loss of $145,484 during the year ended December 31, 2011, and currently has no material revenues generated from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Receivables and Payables - Related Party

Related party receivables at December 31, 2010 represent amounts owed by Brenham’s parent, American. At December 31, 2011, there are no related party receivables owed by American. Related party payables at December 31, 2010 represent $17,500 owed to the Dror Family Trust and $3,456 owed to Scott Gaille for operating expenses. Related party payables at December 31, 2011 represent $100,447 owed to American as advances to assist with Brenham's operating expenses, and $3,456 and $4,795 owed to Scott Gaille and Bryant Mook, respectively, for operating expenses. Dror Family Trust is a related party to Daniel Dror, CEO. Scott Gaille is the President of Brenham.  Bryant Mook is the Vice President of Brenham. During the year ended December 31, 2011, American issued shares of common stock valued at $19,880 to employees for consulting services on behalf of Brenham.

Note 4. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53% of the outstanding shares as of December 31, 2011.

On July 22, 2011, Brenham Oil & Gas Corp., entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares valued at $8,400 to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is on the balance sheet as "Oil & gas properties - unproved" for $8,400.

For the year ended December 31, 2011, Brenham paid $611 to repurchase 151,472 shares of its common stock for treasury, and issued 4,500,000 shares of its common stock valued at $18,900 for services to employees, directors and third parties, and 4,000,000 shares of its common stock valued at $16,800 to Brenham’s parent, American, for services.

Note 5. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Years Ended December 31,
	2011	2010
Current	$-	$-
Deferred	-	-
Total income tax provision (benefit)	$-	$-

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Years Ended December 31,
	2011	2010
Computed federal income tax provision (benefit)	$(49,465)	$(53,362)
Increase in valuation allowance	49,465	53,362
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$116,000	$26,000
Valuation allowance	(116,000)	(26,000)
Total deferred tax asset	$-	$-

At December 31, 2011 and December 31, 2010, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $116,000 and $26,000, respectively. The NOL carryforward begins to expire in 2030. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at December 31, 2011.

Note 6. Subsequent Events

On March 8, 2012, the Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil was rescinded and replaced with an agreement that in consideration for 2,000,000 restricted shares of Brenham common stock issued under the initial agreement, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue an additional 2,000,000 shares was removed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2011, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, we have four (4) executive officers and five (5) directors. We may elect one or more additional directors and appoint additional executive officers in connection with our plan to acquire additional oil and gas prospects, pursue new business opportunities and/or entering into a business combination to enhance our ability to grow our business. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	71	Chairman and CEO
Sherry L. McKinzey	51	CFO
Charles R. Zeller	70	Director
S. Scott Gaille	42	President and Director
L. Rogers Hardy	65	Vice President - Technology
Bryant M. Mook	58	Vice President - Subsurface Engineering

Daniel Dror has been Chief Executive Officer and Chairman of the Board of Directors of Brenham Oil & Gas, Inc. since December 1997 and devotes approximately 10% of his professional time to Brenham’s business. Mr. Daniel Dror has served as Chairman of the Board and Chief Executive Officer of American International Industries, Inc. since September 1997 and devotes approximately 70% of his professional time to American’s business. Mr. Dror served as Chairman of the Board and Chief Executive Officer of Hammonds Industries, Inc., a public company and formerly a subsidiary of American from June 2007 until December 31, 2008 and resumed this position on December 31, 2009. Hammonds is now known as Delta Seaboard International, Inc.

Sherry McKinzey has been the Chief Financial Officer of the Company since July 2010 and devotes approximately 10% of her professional time to Brenham’s business. Ms. McKinzey has also been the CFO of American, our parent company since June 1, 2007 and devotes approximately 70% of her professional time to American’s business. Ms. McKinzey served as CFO of Hammonds Industries from June 2007 until December 31, 2008 and since December 31, 2009 she has served as a director, VP and CFO of Delta Seaboard International, Inc. From January 1993 through June 2007, Ms. McKinzey worked for El Paso Corporation as a supervisor for various accounting departments. Ms. McKinzey graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011. He has served as a director of the American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

S. Scott Gaille has been our President and Director since July 2010 and devotes approximately 10% of his professional time to Brenham’s business. From August 2007 to the present, Mr. Gaille has been Managing Director of the Gaille Group, which includes, among other portfolio companies, Sequent Asset Management, LLC, a multi-family investment firm, and Sequent Petroleum Management, LLC.  Mr. Gaille is also a legal advisor and compliance officer to ZaZa Energy Corporation.  Mr. Gaille devotes approximately 80% of his professional time to these other Gaille Group activities. Mr. Gaille has also been an Adjunct Professor of Management at Rice University from 2008 to the present, where he teaches International Energy Development to MBA students.  Mr. Gaille was Director - Business Development for Occidental Oil & Gas Corporation from July 2004 to August 2007. Mr. Gaille was an Olin Fellow in Law and Economics at the University of Chicago, where he received his Doctor of Law Degree with High Honors in 1995 and attended undergraduate college at the University of Texas at Austin, where he earned a Bachelor of Arts degree in Government with High Honors and was elected to Phi Beta Kappa.

L. Rogers Hardy, Vice President of the Company since July 2010, has been an independent geological consultant during the last five years and devotes approximately 10% of his professional time to Brenham. He has over 30 years of experience in the oil and gas exploration business. He holds a Masters of Geology from San Diego State University (1973) and a Bachelors of Geology from the University of Minnesota (1968).

Bryant M. Mook, Vice President of the Company since July 2010, is a registered geologist with a Masters degree in Petroleum Engineering from Colorado School of Mines and has more than 35 years of multi-disciplinary experience in oil and gas. He devotes approximately 10% of his professional time to Brenham’s business. For the past five years, Mr. Mook has worked as a technical advisor and consulting petroleum engineer in Houston, Texas, providing technical, reserve, valuation, and management expertise for numerous oil and gas companies. Mr. Mook also serves as an independent consultant- technical and reserve engineer with La Cortez Energy Inc. and as an independent consultant-technical advisor for public reporting and engineering support reporting with American Standard Energy Corp., both of which are public companies.

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2011.

Code of Ethics

The Registrant has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders have not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2011 and 2010:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Daniel Dror,	2010	-	-	-	-	-	-
Chairman and CEO	2011	-	-	-	$4,200	-	$4,200

Sherry McKinzey,	2010	-	-	-	$1,705	-	$1,705
CFO	2011	-	-	-	-	-	-

S. Scott Gaille	2010	-	-	-	$41,333	-	$41,333
President and Director	2011		-	-	$5,040	-	$5,040

L. Rogers Hardy	2010	-	-	-	-	-	-
Vice President - Technology	2011	-	-	-	$4,200	-	$4,200

Bryant M. Mook	2010	-	-	-	-	-	-
Vice President - Subsurface Engineering	2011	-	-	-	$4,200	-	$4,200

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2011.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles R. Zeller	$-	$-	-	-	-	$-

(1) Daniel Dror, Chairman and CEO, Sherry McKinzey, CFO, S. Scott Gaille, President and Director, L. Rogers Hardy, Vice President - Technology, and Bryant M. Mook, Vice President - Subsurface Engineering, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	58,680,074	53.2%
601 Cien Street, Suite 235
Kemah, TX 77565

S. Scott Gaille, President and Director	21,200,000	19.2%
601 Cien Street, Suite 235
Kemah, TX 77565

Steven M. Plumb	7,500,000	6.8%
5300 N. Braeswood, Suite 370
Houston, TX 77096

Daniel Dror, Chairman and CEO	1,000,000	0.9%
601 Cien Street, Suite 235
Kemah, TX 77565

L. Rogers Hardy, Vice President - Technology	1,000,000	0.9%
601 Cien Street, Suite 235
Kemah, TX 77565

Bryant M. Mook, Vice President - Subsurface Engineering	1,000,000	0.9%
601 Cien Street, Suite 235
Kemah, TX 77565

Sherry McKinzey, Director, CFO	885,270	0.8%
601 Cien Street, Suite 235
Kemah, TX 77565

International Diversified Corporation, Ltd.	2,488,657	2.3%
Shirley House, Shirley Street, PO Box SS 19084
Nassau, Bahamas (2)

Directors and Officers (5 persons)	25,085,270	22.7%

(1) Applicable percentage ownership is based on 110,325,621 shares of common stock outstanding as of December 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) International Diversified Corporation, Ltd. (“IDCL”) is owned by Elkana Faiwuszewicz, who is the brother of Mr. Dror. Mr. Dror disclaims beneficial ownership of IDCL. IDCL is an affiliate of American by virtue of the size of its stock ownership of American.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company obtains approval from its entire Board of Directors prior to entering into any transactions with a related party or affiliate of the Company, including disclosure to the Board of Directors of such relationship prior to any action or vote of the Board of Directors. Prior to entering into any financing arrangement with any affiliated parties, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2011 and 2010.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2011	2010
Audit fees (1)	$26,000	$33,150
Audit-related fees (2)	$4,000	$-
Tax fees (3)	$-	$1,800
All other fees	$-	$-
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

ITEM 15. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Brenham Oil & Gas Corp.

By /s/ Daniel Dror
Daniel Dror
Chairman and Chief Executive Officer
March 30, 2012

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Chief Financial Officer
March 30, 2012

By /s/ Charles R. Zeller
Charles R. Zeller
Director
March 30, 2012

S. Scott Gaille
President and Director
March 30, 2012