Form 10-Q
period 2012-03-31
Brenham Oil & Gas Corp.
filed 2012-05-15
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2012 is 110,421,621 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets - March 31, 2012 and December 31, 2011	4
Unaudited Consolidated Statements of Operations - Three Months Ended March 31, 2012 and 2011 and for the Period from November 7, 1997 (inception) to March 31, 2012	5
Unaudited Consolidated Statements of Cash Flows - Three Months Ended March 31, 2012 and and 2011 and for the Period from November 7, 1997 (inception) to March 31, 2012	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$6,000	$6,426
Total current assets	6,000	6,426

Oil & gas properties - unproved	8,400	8,400
Total assets	$14,400	$14,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$13,404	$11,156
Bank overdrafts	6,965	-
Accounts payable - related party	119,166	108,698
Total liabilities	139,535	119,854

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
110,477,093 and 110,477,093 shares issued, respectively,
110,321,621 and 110,325,621 shares outstanding, respectively	11,048	11,048
Additional paid-in capital	101,618	101,618
Accumulated deficit during the exploration stage	(236,758)	(217,083)
Less treasury stock, at cost; 155,472 and 151,472 shares, respectively	(1,043)	(611)
Total stockholders' deficit	(125,135)	(105,028)
Total liabilities and stockholders' deficit	$14,400	$14,826

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO MARCH 31, 2012
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2012	2011	2012

Revenue	$279	$450	$111,388

Costs and expenses:
General and administrative	19,954	38,315	353,317

Operating loss	(19,675)	(37,865)	(241,929)

Other income (expense)
Interest income	-	-	19,123
Interest expense	-	-	(1,150)
Total other income	-	-	17,973

Loss before income taxes	(19,675)	(37,865)	(223,956)
Income tax expense	-	-	12,802
Net loss	$(19,675)	$(37,865)	$(236,758)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	110,323,346	99,977,093

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR
THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO MARCH 31, 2012
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(19,675)	$(37,865)	$(236,758)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	-	-	81,166
Non-cash compensation	-	19,880	19,880
Changes in operating assets and liabilities:
Accounts payable	2,248	2,330	13,404
Net cash used in operating activities	(17,427)	(15,655)	(122,308)

Cash flows from financing activities
Loans from related parties	10,468	15,948	99,286
Bank overdrafts	6,965	-	6,965
Payments for acquisition of treasury stock	(432)	-	(1,043)
Proceeds from sale of common stock	-	-	23,100
Net cash provided by financing activities	17,001	15,948	128,308

Net increase (decrease) in cash	(426)	293	6,000
Cash and cash equivalents, beginning of period	6,426	6,394	-
Cash and cash equivalents, end of period	$6,000	$6,687	$6,000

Supplemental disclosures:
Interest paid	$-	$-	$1,150
Income taxes paid	$-	$-	$12,802

Non-cash transactions:
Issuance of stock for oil & gas properties	$-	$-	$8,400

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS, CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Brenham Oil & Gas Corp. (“Brenham”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Brenham's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

We have an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.  In July 2011, we purchased unproved property.

Royalties on the minerals produced are currently incidental and paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through March 31, 2012, Brenham has received $111,388 in royalty income, which is in revenue in the consolidated statement of operations.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2012, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Brenham has evaluated all transactions from March 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Receivables and Payables - Related Party

Related party payables at March 31, 2012 represent $115,710 owed to American as advances to assist with Brenham's operating expenses and $3,456 owed to Scott Gaille for operating expenses. Related party payables at December 31, 2011 represent $100,447 owed to American as advances to assist with Brenham's operating expenses, and $3,456 and $4,795 owed to Scott Gaille and Bryant Mook, respectively, for operating expenses. Scott Gaille is the President of Brenham and Bryant Mook is the Vice President of Brenham.

American will fully fund the operations of Brenham for the next twelve months.

Note 3. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53% of the outstanding shares as of March 31, 2012.

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

For the three months ended March 31, 2012, Brenham paid $432 to repurchase 4,000 shares of its common stock for treasury.  For the year ended December 31, 2011, Brenham paid $611 to repurchase 151,472 shares of its common stock for treasury, and issued 4,500,000 shares of its common stock valued at $18,900 for services to employees, directors and third parties, and 4,000,000 shares of its common stock valued at $16,800 to Brenham’s parent, American, for services.

Note 4. Subsequent Events

On April 3, 2012, Brenham issued 100,000 shares valued at $5,000 to a third parties for services.

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

Three Months Ended March 31, 2012 vs. 2011

Net loss for the three months ended March 31, 2012 was $19,675, compared to $37,865 for the three months ended March 31, 2011.  Revenue for the three months ended March 31, 2012 was $279 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended March 31, 2012 were $19,954 and consisted primarily of travel and legal and professional expenses.  Revenue for the three months ended March 31, 2011 was $450 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended March 31, 2011 were $38,315, and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.

Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, total assets were $14,400 and $14,826, respectively. We had cash of $6,000 and $6,426 at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, long-term assets consisted of oil & gas properties - unproved of $8,400.

At March 31, 2012, total liabilities were $139,535, consisting of $13,404 in accounts payable, $6,965 in bank overdrafts and $119,166 in accounts payable to related parties.  At December 31, 2011, total liabilities were $119,854, consisting of $11,156 in accounts payable, and $108,698 in accounts payable to related parties.

We had negative cash flow from operations of $17,427 during the three months ended March 31, 2012 as a result of a net loss of $19,675 and an increase in accounts payable of $2,248.  We had negative cash flow from operations of $15,655 during the three months ended March 31, 2011 as a result of a net loss of $37,865, offset by other non-cash compensation of $19,880, and an increase in accounts payable of $2,330.

For the three months ended March 31, 2012, cash provided financing activities was $17,001, consisting of $10,468 in loans from related parties, $6,965 in bank overdrafts offset by $432 for the repurchase of 4,000 shares of Brenham's common stock for treasury.  Cash provided by financing activities for the three months ended March 31, 2011 was $15,948, consisting of loans from related parties.

As a result of our very limited cash resources, our executive officers have not received any cash compensation since inception through the three months ended March 31, 2012. However, the Company issued restricted shares of Common Stock to its key executive officer employees for services as executive officers. We have not had any discussions nor do we have any plans for future any cash compensation arrangements with our executive officers. If and when we experience a positive cash flow from operations and have sufficient cash reserves to fund our plan of operation, we may consider compensating our executive officers. We will continue to evaluate our financial condition and our liquidity and capital resources prior to entering into any compensation arrangements with our executive officers.

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
Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011 we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2012 there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

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
May 15, 2012

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
May 15, 2012