Form 10-Q
period 2012-09-30
Brenham Oil & Gas Corp.
filed 2012-11-13
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 13, 2012 is 110,413,621 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	4
Unaudited Consolidated Statements of Operations – Three and Nine months Ended September 30, 2012 and 2011 and for the Period from November 7, 1997 (inception) to September 30, 2012	5
Unaudited Consolidated Statements of Cash Flows – Nine months Ended September 30, 2012 and 2011 and for the Period from November 7, 1997 (inception) to September 30, 2012	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 6,502	$ 6,426
Accounts receivable – related party	697	-
Total current assets	7,199	6,426

Oil & gas properties - unproved	8,400	8,400
Total assets	$ 15,599	$ 14,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 9,221	$ 11,156
Accounts payable – related party	232,675	108,698
Total liabilities	241,896	119,854

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 110,577,093 and 110,477,093 shares issued, respectively; 110,413,621 and 110,325,621 shares outstanding, respectively	11,058	11,048
Additional paid-in capital	106,608	101,618
Accumulated deficit during the exploration stage	(342,251)	(217,083)
Less treasury stock, at cost; 163,472 and 151,472 shares, respectively	(1,712)	(611)
Total stockholders’ deficit	(226,297)	(105,028)
Total liabilities and stockholders’ deficit	$ 15,599	$ 14,826

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO SEPTEMBER 30, 2012

(Unaudited)

	For the Three Months Ended		For the Nine months Ended		Inception to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$ 127	$ 347	$ 538	$ 1,018	$ 111,647

Costs and expenses:
General and administrative	48,618	67,762	125,706	129,378	459,069

Operating loss	(48,491)	(67,415)	(125,168)	(128,360)	(347,422)

Other income (expense)
Interest income	-	-	-	-	19,123
Interest expense	-	-	-	-	(1,150)
Total other income	-	-	-	-	17,973

Loss before income taxes	(48,491)	(67,415)	(125,168)	(128,360)	(329,449)
Income tax expense	-	-	-	-	12,802
Net loss	$ (48,491)	(67,415)	$ (125,168)	$ (128,360)	$ (342,251)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	110,414,012	106,974,368	110,384,683	102,335,149

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO SEPTEMBER 30, 2012

(Unaudited)

	For the Nine months Ended		Inception to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities:
Net loss	$ (125,168)	$ (128,360)	$ (342,251)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,000	35,700	86,166
Non-cash compensation	-	19,880	19,880
Changes in operating assets and liabilities:
Accounts receivable – related party	(697)	-	(697)
Accounts payable	(1,935)	23,962	9,221
Net cash used in operating activities	(122,800)	(48,818)	(227,681)

Cash flows from financing activities
Advances from related parties, net	123,977	48,742	212,795
Payments for acquisition of treasury stock	(1,101)	(95)	(1,712)
Proceeds from sale of common stock	-	-	23,100
Net cash provided by financing activities	122,876	48,647	234,183

Net increase (decrease) in cash	76	(171)	6,502
Cash and cash equivalents, beginning of period	6,426	6,394	-
Cash and cash equivalents, end of period	$ 6,502	$ 6,223	$ 6,502

Supplemental disclosures:
Interest paid	$ -	$ -	$ 1,150
Income taxes paid	$ -	$ -	$ 12,802
Non-cash transactions:
Issuance of stock for oil & gas properties	$ -	$ 8,400	$ 8,400

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

Royalties on the minerals produced are currently incidental and paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through September 30, 2012, Brenham has received $111,647 in royalty income, which is in revenue in the consolidated statement of operations.

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

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2012, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net losses per share were the same, as there were no common stock equivalents outstanding.

Subsequent Events

Brenham has evaluated all transactions from September 30, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Receivables and Payables - Related Party

Related party receivables at September 30, 2012 represent $697 advanced to L. Rogers Hardy for anticipated reimbursable expenses. Related party payables at September 30, 2012 represent $229,219 owed to American as advances to assist with Brenham's operating expenses and $3,456 owed to Scott Gaille for operating expenses. Related party payables at December 31, 2011 represent $100,447 owed to American as advances to assist with Brenham's operating expenses, and $3,456 and $4,795 owed to Scott Gaille and Bryant Mook, respectively, for operating expenses. Scott Gaille is the former President of Brenham and Bryant Mook is the Vice President of Brenham. These advances are non-interest bearing and due on demand.

American will fully fund the operations of Brenham for the next twelve months.

Note 3. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466.  American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53% of the outstanding shares as of September 30, 2012.

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

On April 3, 2012, Brenham issued 100,000 shares valued at $5,000 to a third party for services.  For the nine months ended September 30, 2012, Brenham paid $1,101 to repurchase 12,000 shares of its common stock for treasury.  For the year ended December 31, 2011, Brenham paid $611 to repurchase 151,472 shares of its common stock for treasury, and issued 4,500,000 shares of its common stock valued at $18,900 for services to employees, directors and third parties, and 4,000,000 shares of its common stock valued at $16,800 to Brenham’s parent, American, for services.

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

Three and Nine Months Ended September 30, 2012 vs. 2011

Net loss for the three months ended September 30, 2012 was $48,491, compared to $67,415 for the three months ended September 30, 2011.  Revenue for the three months ended September 30, 2012 was $127 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended September 30, 2012 were $48,618 and consisted primarily of executive compensation, travel, and legal and professional expenses.  Revenue for the three months ended September 30, 2011 was $347 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended September 30, 2011 were $67,762, and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.

Net loss for the nine months ended September 30, 2012 was $125,168, compared to $128,360 for the nine months ended September 30, 2011.  Revenue for the nine months ended September 30, 2012 was $538 for oil and gas mineral royalty interests. General and administrative expenses for the nine months ended September 30, 2012 were $125,706 and consisted primarily of executive compensation, travel, and legal and professional expenses.  Revenue for the nine months ended September 30, 2011 was $1,018 for oil and gas mineral royalty interests. General and administrative expenses for the nine months ended September 30, 2011 were $129,378, and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.

Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, total assets were $15,599 and $14,826, respectively. We had cash of $6,502 and $6,426 at September 30, 2012 and December 31, 2011, respectively, and accounts receivable from related parties of $697 at September 30, 2012. At September 30, 2012 and December 31, 2011, long-term assets consisted of oil & gas properties - unproved of $8,400.

At September 30, 2012, total liabilities were $241,896, consisting of $9,221 in accounts payable and $232,675 in accounts payable to related parties.  At December 31, 2011, total liabilities were $119,854, consisting of $11,156 in accounts payable, and $108,698 in accounts payable to related parties.

We had negative cash flow from operations of $122,800 during the nine months ended September 30, 2012 as a result of a net loss of $125,168, an increase in accounts receivable from related parties of $697, and a decrease in accounts payable of $1,935, offset by stock-based compensation of $5,000.  We had negative cash flow from operations of $48,818 during the nine months ended September 30, 2011 as a result of a net loss of $128,360, offset by stock-based compensation of $35,700, other non-cash compensation of $19,880, and an increase in accounts payable of $23,962.

For the nine months ended September 30, 2012, cash provided by financing activities was $122,876, consisting of $123,977 in advances from related parties, offset by $1,101 for the repurchase of 12,000 shares of Brenham's common stock for treasury.  Cash provided by financing activities for the nine months ended September 30, 2011 was $48,647, consisting of advances from related parties, offset by $95 for the repurchase of 142,741 shares of Brenham’s common stock for treasury.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2012, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2011.

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

November 13, 2012

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

November 13, 2012