Form 10-K
period 2012-12-31
Brenham Oil & Gas Corp.
filed 2013-03-25
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $618,821 based on the closing sale price of $0.06 on such date as reported on the FINRA BB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 25, 2013 is 117,079,937 shares of common stock.

TABLE OF CONTENTS

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

In December 2012, Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp., executed a Production Sharing Contract with the Government of Equatorial Guinea in West Africa. Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license. Xuan Energy is the operator of Block Y. Block Y is between and along a geologic trend with a large Okume and Ceiba oil and gas field complex (which peaked at more than 80,000 barrels of oil per day) and an undeveloped oil discovery in Block P to the north. The block awarded to Brenham is large and is in benign operating conditions and moderate water depths.

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

Protected Species and Habitats

The federal Endangered Species Act, the federal Marine Mammal Protection Act, and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Oil and gas and natural gas exploration and production activities could be prohibited or delayed in areas where such protected species or habitats may be located.  Additionally, expensive mitigation may be required to accommodate such activities.

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

Employees

As of December 31, 2012, we had 5 employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

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

In addition, we expect continued attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and gas and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, are currently considering national greenhouse gas regulation. Each have proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which we intend to operate could adversely impact our operations.

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

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of Common Stock, par value $0.0001 and 10,000,000 shares of Preferred Stock, par value $0.0001. At December 31, 2012, we had 110,577,093 shares of Common Stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of Common Stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of Common Stock may adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission (“SEC”).

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to us by American on a rent-free basis.

ITEM 3. LEGAL PROCEEDINGS

In 2011, Brenham commenced a lawsuit in District Court, Harris County, Texas.  The defendants in the case are presently TGS-NOPEC and ENI S.p.A.  The allegations against TGS-NOPEC are that it tortuously interfered with Brenham's agreement to acquire participation rights to deepwater oil exploration of the Block 2 concession in the territorial waters off the Republic of Togo, which borders Ghana and is adjacent to the significant 1.2 billion barrel Jubilee Discovery.  Brenham’s Petition alleges that in early 2010, representatives for Brenham Oil initiated contact with the Oil Minister for Togo regarding acquisition of an oil and gas concession.  Discussions followed that ultimately resulted in Brenham Oil forwarding an initial proposal for a Production Sharing Contract for the Togolese Republic Block 2.   In May, during face to face meetings in Lome, Togo, between representatives of Brenham Oil, and Togo’s Oil Minister and Director of Hydrocarbons, the parties entered mutual oral agreements for performing the due diligence necessary for negotiating the final Production Sharing Contract.  At the direction of the Togo government, Brenham Oil contacted TGS about providing the 2D seismic data and geological information about Block 2 that was in TGS’s possession.  Brenham Oil incurred substantial time, resources and manpower in performing its due diligence obligations in order to be in a position to enter into a mutually beneficial Production Sharing Contract with Togo for Block 2.  Brenham Oil was subsequently advised that Togo’s Oil Minister had received correspondence from a TGS representative, which indicated that Brenham Oil was a small company with inadequate experience and resources to realize the full potential of Block 2, and which also recommended that Togo not do business with Brenham Oil.   Although Brenham Oil negotiated a “Production Sharing Contract for Togolese Republic Block 2” with Togo’s counsel, and delivered the board approved written contract to Togo’s Oil Minister, Togo did not return the executed contract.  Rather, in October 2010, Togo publically announced that it had entered into an agreement regarding exploration, development, and production of Block 2 with the oil and gas conglomerate, Eni.  The litigation is presently in the discovery phase.  The District Court has set September 23, 2013 as the trial date. Brenham is represented by Houston law firm Fleming, Nolen & Jez, LLP, which has successfully represented thousands of clients in complex legal matters throughout the United States.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter ended March 31	$ 0.06	$ 0.01	$ -	$ -
Second Quarter ended June 30	$ 0.10	$ 0.03	$ -	$ -
Third Quarter ended September 30	$ 0.10	$ 0.03	$ 0.25	$ 0.25
Fourth Quarter ended December 31	$ 0.12	$ 0.02	$ 0.25	$ 0.01

As of December 31, 2012, our shares of common stock were held by approximately 1,200 stockholders of record. The transfer agent for our common stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2012 to October 31, 2012	-	$ -	-	-
November 1, 2012 to November 30, 2012	-	-	-	-
December 1, 2012 to December 31, 2012	-	-	-	-
	-	$ -	-	-

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 VERSUS YEAR ENDED DECEMBER 31, 2011

Net loss for the year ended December 31, 2012 was $285,678, compared to $145,484 for the year ended December 31, 2011. Revenue for the year ended December 31, 2012 was $781 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2012 were $286,459 and consisted of executive compensation, travel, and legal and professional expenses.  General and administrative expenses for the year ended December 31, 2012 included non-cash stock-based compensation of $109,974.  Revenue for the year ended December 31, 2011 was $1,389 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2011 were $146,873, and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.  General and administrative expenses for the year ended December 31, 2011 included non-cash stock-based compensation of $35,700.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012 and 2011, total assets were $15,079 and $14,826, respectively. We had cash of $6,679 and $6,426 at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, long-term assets consisted of oil & gas properties - unproved of $8,400.

At December 31, 2012, total liabilities were $296,912, consisting of $11,714 in accounts payable and $285,198 in accounts payable to related parties. At December 31, 2011, total liabilities were $119,854, consisting of $11,156 in accounts payable, and $108,698 in accounts payable to related parties.

We had negative cash flow from operations of $175,146 during the year ended December 31, 2012 as a result of a net loss of $285,678, offset by stock-based compensation of $109,974 and an increase in accounts payable of $558.  We had negative cash flow from operations of $86,987 during the year ended December 31, 2011 as a result of a net loss of $145,484, a decrease in accounts payable of $1,878, offset by stock-based compensation of $35,700, other non-cash compensation of $19,880, and an increase in accounts payable to related parties of $4,795.

For the year ended December 31, 2012, cash provided by financing activities was $175,399, consisting of $176,500 in advances from related parties, offset by $1,101 for the repurchase of 12,000 shares of Brenham's common stock for treasury.  For the year ended December 31, 2011, cash provided by financing activities was $87,019, consisting of $87,630 in advances from related parties, offset by $611 for the repurchase of 151,472 shares of Brenham's common stock for treasury.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and December 31, 2011 we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting	23
Report of Independent Registered Public Accounting Firm	24
Financial Statements:
Consolidated Balance Sheets – December 31, 2012 and December 31, 2011	25
Consolidated Statements of Operations – Years Ended December 31, 2012 and 2011 and for the Period from November 7, 1997 (inception) to December 31, 2012	26
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years Ended December 31, 2012 and 2011 and for the Period from November 7, 1997 (inception) to December 31, 2012	27
Consolidated Statements of Cash Flows – Years Ended December 31, 2012 and 2011 and for the Period from November 7, 1997 (inception) to December 31, 2012	28
Notes to Consolidated Financial Statements	29

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Brenham Oil & Gas Corp.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of Brenham Oil & Gas Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period from November 7, 1997 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Brenham Oil & Gas Corp. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 25, 2013

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 6,679	$ 6,426
Total current assets	6,679	6,426

Oil & gas properties – not subject to amortization	8,400	8,400
Total assets	$ 15,079	$ 14,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 11,714	$ 11,156
Accounts payable – related party	285,198	108,698
Total liabilities	296,912	119,854

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 110,577,093 and 110,477,093 shares issued, respectively; 110,413,621 and 110,325,621 shares outstanding, respectively	11,058	11,048
Additional paid-in capital	211,582	101,618
Accumulated deficit during the exploration stage	(502,761)	(217,083)
Less treasury stock, at cost; 163,472 and 151,472 shares, respectively	(1,712)	(611)
Total stockholders’ deficit	(281,833)	(105,028)
Total liabilities and stockholders’ deficit	$ 15,079	$ 14,826

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2012

	For the Year Ended December 31,		Inception to
	2012	2011	December 31, 2012

Revenue	$ 781	$ 1,389	$ 111,890

Costs and expenses:
General and administrative	286,459	146,873	619,822

Operating loss	(285,678)	(145,484)	(507,932)

Other income (expense):
Interest income	-	-	19,123
Interest expense	-	-	(1,150)
Total other income	-	-	17,973

Loss before income taxes	(285,678)	(145,484)	(489,959)
Income tax expense	-	-	12,802
Net loss	$ (285,678)	$ (145,484)	$ (502,761)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	110,391,804	104,351,040

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at November 7, 1997 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Net income	-	-	-	-	-	-	-	-
Balance at December 31, 1997	-	-	-	-	-	-	-	-
Issuance of common shares for cash	-	-	64,977,093	6,498	(5,498)	-	-	1,000
Net income	-	-	-	-	-	62,763	-	62,763
Balance at December 31, 1998	-	-	64,977,093	6,498	(5,498)	62,763	-	63,763
Net income	-	-	-	-	-	4,492	-	4,492
Balance at December 31, 1999	-	-	64,977,093	6,498	(5,498)	67,255	-	68,255
Net income	-	-	-	-	-	7,495	-	7,495
Balance at December 31, 2000	-	-	64,977,093	6,498	(5,498)	74,750	-	75,750
Net loss	-	-	-	-	-	(10,007)	-	(10,007)
Balance at December 31, 2001	-	-	64,977,093	6,498	(5,498)	64,743	-	65,743
Net income	-	-	-	-	-	-	-	-
Balance at December 31, 2002	-	-	64,977,093	6,498	(5,498)	64,743	-	65,743
Net income	-	-	-	-	-	-	-	-
Balance at December 31, 2003	-	-	64,977,093	6,498	(5,498)	64,743	-	65,743
Net income	-	-	-	-	-	9,087	-	9,087
Balance at December 31, 2004	-	-	64,977,093	6,498	(5,498)	73,830	-	74,830
Net income	-	-	-	-	-	4,727	-	4,727
Balance at December 31, 2005	-	-	64,977,093	6,498	(5,498)	78,557	-	79,557
Net income	-	-	-	-	-	5,023	-	5,023
Balance at December 31, 2006	-	-	64,977,093	6,498	(5,498)	83,580	-	84,580
Net loss	-	-	-	-	-	(999)	-	(999)
Balance at December 31, 2007	-	-	64,977,093	6,498	(5,498)	82,581	-	83,581
Net income	-	-	-	-	-	1,079	-	1,079
Balance at December 31, 2008	-	-	64,977,093	6,498	(5,498)	83,660	-	84,660
Net income	-	-	-	-	-	1,687	-	1,687
Balance at December 31, 2009	-	-	64,977,093	6,498	(5,498)	85,347	-	86,347
Issuance of common shares for services	-	-	22,000,000	2,200	43,266	-	-	45,466
Issuance of common shares for cash	-	-	13,000,000	1,300	20,800	-	-	22,100
Net loss	-	-	-	-	-	(156,946)	-	(156,946)
Balance at December 31, 2010	-	-	99,977,093	9,998	58,568	(71,599)	-	(3,033)
Issuance of common shares for services	-	-	8,500,000	850	34,850	-	-	35,700
Issuance of common shares for oil & gas properties	-	-	2,000,000	200	8,200	-	-	8,400
Acquisition of treasury shares	-	-	-	-	-	-	(611)	(611)
Net loss	-	-	-	-	-	(145,484)		(145,484)
Balance at December 31, 2011	-	-	110,477,093	11,048	101,618	(217,083)	(611)	(105,028)
Issuance of common shares for services	-	-	100,000	10	109,964	-	-	109,974
Acquisition of treasury shares	-	-	-	-	-	-	(1,101)	(1,101)
Net loss	-	-	-	-	-	(285,678)		(285,678)
Balance at December 31, 2012	-	$ -	110,577,093	$ 11,058	$ 211,582	$ (502,761)	$ (1,712)	$ (281,833)

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO DECEMBER 31, 2012

	For the Year Ended December 31,		Inception to
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss	$ (285,678)	$ (145,484)	$ (502,761)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	109,974	35,700	191,140
Share-based compensation	-	19,880	19,880
Changes in operating assets and liabilities:
Accounts payable – related party	-	4,795	-
Accounts payable	558	(1,878)	11,714
Net cash used in operating activities	(175,146)	(86,987)	(280,027)

Cash flows from financing activities:
Advances from related parties, net	176,500	87,630	265,318
Payments for acquisition of treasury stock	(1,101)	(611)	(1,712)
Proceeds from sale of common stock	-	-	23,100
Net cash provided by financing activities	175,399	87,019	286,706

Net increase in cash	253	32	6,679
Cash and cash equivalents, beginning of period	6,426	6,394	-
Cash and cash equivalents, end of period	$ 6,679	$ 6,426	$ 6,679

Supplemental disclosures:
Interest paid	$ -	$ -	$ 1,150
Income taxes paid	$ -	$ -	$ 12,802
Non-cash transactions:
Issuance of stock for oil & gas properties	$ -	$ 8,400	$ 8,400

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS, CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

Brenham Oil & Gas, Inc. was incorporated under the laws of the State of Texas in November 1997 and became a wholly-owned subsidiary of American International Industries, Inc. ("American") in November 1997. On April 21, 2010, the Company was re-domiciled in Nevada as Brenham Oil & Gas Corp. (“Brenham”) and Brenham Oil & Gas, Inc. became a wholly-owned subsidiary of Brenham. American was issued 64,977,093 shares of common stock of Brenham in connection with the reorganization in exchange for all shares outstanding of Brenham Oil & Gas, Inc. The reorganization has been retroactively applied to the consolidated financial statements for all periods presented.

We have an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.  In July 2011, we purchased unproved oil and gas properties in the Permian Basin near Abilene, Texas.

Royalties on the minerals produced are currently incidental and paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold. From November 7, 1997 (inception) through December 31, 2012, Brenham has received $111,890 in royalty income, which is in revenue in the consolidated statement of operations.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2012, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Brenham has evaluated all transactions from December 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Payables - Related Party

Related party payables at December 31, 2012 represent $273,171 owed to American as advances to assist with Brenham's operating expenses, $8,571 owed to L. Rogers Hardy for travel and operating expenses, and $3,456 owed to Scott Gaille for operating expenses. Related party payables at December 31, 2011 represent $100,447 owed to American as advances to assist with Brenham's operating expenses, and $3,456 and $4,795 owed to Scott Gaille and Bryant Mook, respectively, for operating expenses. Scott Gaille is the former President of Brenham and Bryant Mook and L. Rogers Hardy are Vice Presidents of Brenham. These advances are non-interest bearing and due on demand.

American will fully fund the operations of Brenham for the next twelve months.

Note 3. Equity

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466.  American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53% of the outstanding shares as of December 31, 2012.

On July 22, 2011, Brenham entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is on the balance sheet as "Oil & gas properties - unproved" for $8,400.

On April 3, 2012, Brenham issued 100,000 shares valued at $5,000 to a third party for services.  For the year ended December 31, 2012, Brenham paid $1,101 to repurchase 12,000 shares of its common stock for treasury.  For the year ended December 31, 2011, Brenham paid $611 to repurchase 151,472 shares of its common stock for treasury, and issued 4,500,000 shares of its common stock valued at $18,900 for services to employees, directors and third parties, and 4,000,000 shares of its common stock valued at $16,800 to Brenham’s parent, American, for services.

On December 5, 2012, Brenham issued 3,000,000 stock options to Brenham’s Vice President - Exploration, Mr. L. Rogers Hardy, with an exercise price of $0.035 per share, expiring in 3 years, valued at $104,974 and recorded as share-based compensation.  Brenham estimated the fair value of each stock option at the grant date as $0.035 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2012 as follows:

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees for the year ended December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	-	$ -
Granted	3,000,000	$ 0.035
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2012	3,000,000	$ 0.035	$ -

Note 4. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year Ended December 31,
	2012	2011
Current	$ -	$ -
Deferred	-	-
Total income tax provision (benefit)	$ -	$ -

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Year Ended December 31,
	2012	2011
Computed federal income tax provision (benefit)	$ (97,131)	$ (49,465)
Meals and entertainment	2,928	2,452
Share-based compensation	37,391	-
Increase in valuation allowance	56,812	47,013
Total	$ -	$ -

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$ 103,823	$ 47,012
Valuation allowance	(103,823)	(47,012)
Total deferred tax asset	$ -	$ -

At December 31, 2012 and December 31, 2011, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $138,000 and $167,000, respectively. The NOL carryforward begins to expire in 2030. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at December 31, 2012.

Note 5. Subsequent Events

On January 30, 2013, the Board of Directors approved the issuance of 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to AMIN to equity.

On February 28, 2013, the Board of Directors affirmed the lease by Brenham of 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of AMIN restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. The Board of Directors also authorized and the issuance of 3,326,316 shares of Brenham restricted common stock to AMIN as payment in full for the 200,000 shares issued by AMIN on Brenham’s behalf.  KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Daniel Dror disclaims any ownership in or control over KDT. Daniel Dror II Trust of 2012 is a related party to Mr. Dror.  Mr. Dror is not a trustee of the Daniel Dror II Trust of 2012 and he disclaims any beneficial interest in this trust.

On February 28, 2013, Brenham announced that Bryant Mook has been appointed President and Chief Operating Officer (COO).  Mr. Mook is entitled to performance bonuses as follows:  Upon Brenham achieving an average, over the course of two calendar months, of gross production of 175 barrels of oil per day (the “First Bonus Target”), Mr. Mook will be entitled to a bonus in the amount of $200,000, payable within 60 days of the date such First Bonus Target is achieved. Upon Brenham achieving an average, over the course of two calendar months, of gross production of 325 barrels of oil per day (the “Second Bonus Target”), Mr. Mook will be entitled to an additional bonus in the amount of $50,000.  In addition, Mr. Mook will be eligible to receive other performance bonuses as the Board shall from time to time determine, in its sole discretion.  Also, Mr. Mook and Brenham signed a stock purchase agreement whereby Brenham has agreed to issue 11,050,127 shares of Brenham common stock in exchange for $200,000, to be issued and paid as follows: 5,525,064 shares for $100,000 on June 30, 2013, and 5,525,063 shares for $100,000 on October 31, 2013.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2012, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, we have four (4) executive officers and four (4) directors. We may elect one or more additional directors and appoint additional executive officers in connection with our plan to acquire additional oil and gas prospects, pursue new business opportunities and/or entering into a business combination to enhance our ability to grow our business. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	72	Chairman, CEO, and President
Sherry L. McKinzey	52	CFO, Director
Charles R. Zeller	71	Director
S. Scott Gaille	43	Director
L. Rogers Hardy	66	Vice President - Technology
Bryant M. Mook	59	Vice President - Subsurface Engineering

 Daniel Dror has been Chief Executive Officer and Chairman of the Board of Directors of Brenham Oil & Gas, Inc. since December 1997, and President of the Company since September 2012, and he devotes approximately 10% of his professional time to Brenham’s business. Mr. Daniel Dror has served as Chairman of the Board and Chief Executive Officer of American International Industries, Inc. since September 1997 and devotes approximately 70% of his professional time to American’s business. Mr. Dror served as Chairman of the Board and Chief Executive Officer of Hammonds Industries, Inc., a public company and formerly a subsidiary of American from June 2007 until December 31, 2008 and resumed this position on December 31, 2009. Hammonds is now known as Delta Seaboard International, Inc.

Sherry McKinzey has been the Chief Financial Officer of the Company since July 2010 and devotes approximately 10% of her professional time to Brenham’s business. Ms. McKinzey has also been the CFO of American, our parent company, since June 1, 2007, and devotes approximately 70% of her professional time to American’s business. Ms. McKinzey served as CFO of Hammonds Industries from June 2007 until December 31, 2008 and since December 31, 2009 she has served as a director, VP and CFO of Delta Seaboard International, Inc. From January 1993 through June 2007, Ms. McKinzey worked for El Paso Corporation as a supervisor for various accounting departments. Ms. McKinzey graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.

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

S. Scott Gaille has been a Director since July 2010.  From July 2010 to September 2012, Mr. Gaille served as President of the Company. From August 2007 to the present, Mr. Gaille's  Gaille Group has successfully launched and incubated a series of businesses in the energy and financial services sectors.  Since February 2012, Mr. Gaille has served as the Chief Compliance Officer for ZaZa Energy Corporation (NASDAQ: ZAZA), and he is now the Chief Compliance Officer & General Counsel for the company.  As the chief legal officer for ZaZa, he is responsible for the corporation’s transactional, securities, litigation and regulatory matters.  Mr. Gaille also is an Adjunct Professor of Management at Rice University, where he teaches International Energy Development to MBA students.  Mr. Gaille was Director - Business Development for Occidental Oil & Gas Corporation from July 2004 to August 2007. Mr. Gaille was an Olin Fellow in Law and Economics at the University of Chicago, where he received his Doctor of Law Degree with High Honors in 1995 and attended undergraduate college at the University of Texas at Austin, where he earned a Bachelor of Arts degree in Government with High Honors and was elected to Phi Beta Kappa.

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

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2012 and 2011:

		Annual Compensation			Long-Term Compensation Awards
		Salary	Bonus	Other Annual Compensation	Stock Award(s)	Securities Underlying Options	Total Compensation
Name and Principal Position	Year
Daniel Dror, Chairman,	2012	$ 90,000	-	-	-	-	$ 90,000
CEO, and President	2011	-	-	-	$ 4,200	-	$ 4,200

Sherry McKinzey,	2012	-	-	-	-	-	-
CFO, Director	2011	-	-	-	$ 1,705	-	$ 1,705

L. Rogers Hardy,	2012	-	-	-	-	-	-
Vice President – Exploration	2011	-	-	-	$ 4,200	-	$ 4,200

Bryant M. Mook,	2012	-	-	-	-	-	-
Vice President – Subsurface Engineering	2011	-	-	-	$ 4,200	-	$ 4,200

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ -	$ -	$ -	$ -	$ -
S. Scott Gaille	$ -	$ -	$ -	$ -	$ -	$ -

 (1) Daniel Dror, Chairman, CEO, and President, Sherry McKinzey, CFO, L. Rogers Hardy, Vice President - Exploration, and Bryant M. Mook, Vice President - Subsurface Engineering, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	58,680,074	53.2%
601 Cien Street, Suite 235
Kemah, TX 77565

S. Scott Gaille, Director	21,200,000	19.2%
601 Cien Street, Suite 235
Kemah, TX 77565

Elkana Faiwuszewicz	7,160,500	6.5%
Shirley House, Shirley Street, PO Box SS 19084
Nassau, Bahamas (2)

International Diversified Corporation, Ltd.	3,499,782	3.2%
Shirley House, Shirley Street, PO Box SS 19084
Nassau, Bahamas (3)

Charles R. Zeller, Director	6,320	0.0%
601 Cien Street, Suite 235
Kemah, TX 77565

L. Rogers Hardy, Vice President - Technology	1,000,000	0.9%
601 Cien Street, Suite 235
Kemah, TX 77565

Bryant M. Mook, Vice President - Subsurface Engineering	1,000,000	0.9%
601 Cien Street, Suite 235
Kemah, TX 77565

Sherry McKinzey, Director, CFO	885,270	0.8%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (5 persons) (3)	82,771,664	75.0%

(1)

Applicable percentage ownership is based on 110,413,621 shares of common stock outstanding as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Elkana Faiwuszewicz is the brother of Mr. Dror.  International Diversified Corporation, Ltd. (“IDCL”) is owned by Elkana Faiwuszewicz. Mr. Dror disclaims beneficial ownership of IDCL. IDCL is an affiliate of American by virtue of the size of its stock ownership of American.

(3)

Includes shares owned by American International Industries, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2012 and 2011.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2012	2011
Audit fees (1)	$ 22,200	$ 26,000
Audit-related fees (2)	$ -	$ 4,000
Tax fees (3)	$ 3,700	$ -
All other fees	$ -	$ -

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

Brenham Oil & Gas Corp.

By /s/ Daniel Dror

Daniel Dror

Chairman, Chief Executive Officer, and President

March 25, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Chief Financial Officer, Director

March 25, 2013

By /s/ Charles R. Zeller

Charles R. Zeller

Director

March 25, 2013

S. Scott Gaille

Director

March 25, 2013