Form 10-Q
period 2013-03-31
Brenham Oil & Gas Corp.
filed 2013-05-15
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

ý QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2013 is 117,079,937 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets – March 31, 2013 and December 31, 2012	4
Unaudited Consolidated Statements of Operations – Three months Ended March 31, 2013 and 2012 and for the Period from November 7, 1997 (inception) to March 31, 2013	5
Unaudited Consolidated Statements of Cash Flows – Three months Ended March 31, 2013 and 2012 and for the Period from November 7, 1997 (inception) to March 31, 2013	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 7,422	$ 6,679
Accounts receivable	2,374	-
Total current assets	9,796	6,679

Oil and gas properties	130,058	8,400
Total assets	$ 139,854	$ 15,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 3,806	$ 11,714
Note payable	70,000	-
Accounts payable – related party	243,872	285,198
Total current liabilities	317,678	296,912

Long-term liabilities:
Asset retirement obligation	1,684	-
Total liabilities	319,362	296,912

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 117,243,409 and 110,577,093 shares issued, respectively; 117,079,937 and 110,413,621 shares outstanding, respectively	11,724	11,058
Additional paid-in capital	794,087	211,582
Accumulated deficit during the exploration stage	(983,607)	(502,761)
Less treasury stock, at cost; 163,472	(1,712)	(1,712)
Total stockholders’ deficit	(179,508)	(281,833)
Total liabilities and stockholders’ deficit	$ 139,854	$ 15,079

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO MARCH 31, 2013

(Unaudited)

	For the Three Months Ended March 31,		Inception to
	2013	2012	March 31, 2013

Oil and gas revenues	$ 8,643	$ 279	$ 120,533

Costs and expenses:
Lease operating expenses	7,185	-	7,185
General and administrative	482,278	19,954	1,102,100
Depletion	26	-	26
Total operating expenses	489,489	19,954	1,109,311

Operating loss	(480,846)	(19,675)	(988,778)

Other income (expense):
Interest income	-	-	19,123
Interest expense	-	-	(1,150)
Total other income	-	-	17,973

Loss before income taxes	(480,846)	(19,675)	(970,805)
Income tax expense	-	-	12,802
Net loss	$ (480,846)	$ (19,675)	$ (983,607)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	113,855,680	110,323,346

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO MARCH 31, 2013

 (Unaudited)

	For the Three Months Ended March 31,		Inception to
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$ (480,846)	$ (19,675)	$ (983,607)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion	26	-	26
Stock-based compensation	316,000	-	527,020
Changes in operating assets and liabilities:
Accounts receivable	(2,374)	-	(2,374)
Accounts payable – related party	131,100	-	131,100
Accounts payable	(7,908)	2,248	3,806
Net cash used in operating activities	(44,002)	(17,427)	(324,029)

Cash flows from investing activities:
Payments for acquisition of oil and gas property	(50,000)	-	(50,000)
Net cash used in investing activities	(50,000)	-	(50,000)

Cash flows from financing activities:
Advances from related parties, net	94,745	10,468	360,063
Bank overdrafts	-	6,965	-
Payments for acquisition of treasury stock	-	(432)	(1,712)
Proceeds from sale of common stock	-	-	23,100
Net cash provided by financing activities	94,745	17,001	381,451

Net increase (decrease) in cash	743	(426)	7,422
Cash and cash equivalents, beginning of period	6,679	6,426	-
Cash and cash equivalents, end of period	$ 7,422	$ 6,000	$ 7,422

Supplemental disclosures:
Interest paid	$ -	$ -	$ 1,150
Income taxes paid	$ -	$ -	$ 12,802
Non-cash transactions:
Issuance of stock for oil and gas property	$ -	$ -	$ 8,400
Issuance of note payable for oil and gas property	$ 70,000	$ -	$ 70,000
Issuance of common stock to convert payable due to American International Industries, Inc.	$ 267,171	$ -	$ 267,171
Capitalized asset retirement costs	$ 1,684	$ -	$ 1,684

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS, CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Brenham Oil & Gas Corp. (“Brenham”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Brenham's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  Significant estimates generally include those with respect to the amount of oil and gas depletion and asset retirement obligation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash Equivalents

Brenham considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from oil and gas revenue and are carried at the expected net realizable value.

Oil & Gas Properties, Full Cost Method

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Brenham assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Brenham to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Under this method, sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.  If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the consolidated statements of operations.

Costs of oil and gas properties are amortized using the units of production method under this method.  Amortization expense calculated per equivalent physical unit of production amounted to $0.48 per barrel of oil equivalent for the three months ended March 31, 2013.

Ceiling Test

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three months ended March 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2013, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Brenham has evaluated all transactions from March 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2.  Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  During the three months ended March 31, 2013 depletion of oil and gas properties of $26 was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three months ended March 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of Brenham’s oil and gas properties recorded:

	March 31, 2013	December 31, 2012
Royalty interest in 24 acres in Washington County, Texas (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	120,000	-
Lease of 394 acres in the Gillock Field (d)	-	-
Capitalized asset retirement costs	1,684	-
Total oil and gas properties	130,084	8,400
Accumulated depletion	(26)	-
Net capitalized costs	$ 130,058	$ 8,400

a.

Royalty interest in 24 acres in Washington County, Texas - We have an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.  Royalties on the minerals produced are currently incidental and paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b.

Royalty interest in 700 acres in the Permian Basin - On July 22, 2011, Brenham entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

c.

10% working interest in the Pierce Junction Field - On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013.

d.

Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

The following table sets forth the changes in the total cost of oil and gas properties during the three months ended March 31, 2013:

Balance at beginning of period – December 31, 2012	$ 8,400
Acquisition of oil and gas interests:
Cash	50,000
Issuance of note payable	70,000
Capitalized asset retirement costs	1,684
Balance at end of period – March 31, 2013	$ 130,084

Note 3. Payables - Related Party

Related party payables at March 31, 2013 represent $112,772 owed to American as advances to assist with Brenham's operating expenses and $131,100 owed for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012. Related party payables at December 31, 2012 were comprised of $273,171 owed to American as advances to assist with Brenham's operating expenses, $8,571 owed to L. Rogers Hardy for travel and operating expenses, and $3,456 owed to Scott Gaille for operating expenses. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Scott Gaille is the former President of Brenham and Bryant Mook and L. Rogers Hardy are Vice Presidents of Brenham. The advances to American are non-interest bearing and due on demand.

American will fully fund the operations of Brenham for the next twelve months.

Note 4. Note Payable

On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. This property is recorded on the balance sheet as “Oil and gas properties” for $120,000 (Note 2).

Note 5. Equity

Common Stock

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466.  American maintains control of Brenham through ownership of 65,346,390 shares of Brenham's common stock, representing about 56% of the outstanding shares as of March 31, 2013.

On July 22, 2011, Brenham entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is on the balance sheet as "Oil and gas properties" for $8,400 (Note 2).

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

On January 30, 2013, the Board of Directors approved and issued 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to AMIN to equity.  These shares were issued during the three months ended March 31, 2013.

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.

On February 28, 2013, Brenham announced that Bryant Mook has been appointed President and Chief Operating Officer (COO).  Also, Mr. Mook and Brenham signed a stock purchase agreement whereby Brenham has agreed to issue 11,050,127 shares of Brenham common stock in exchange for $200,000, to be issued and paid as follows: 5,525,064 shares for $100,000 on June 30, 2013, and 5,525,063 shares for $100,000 on October 31, 2013.  In connection with this agreement, no cash has been received and no shares of common stock have been issued to date.

Stock options

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

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees for the three months ended March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	3,000,000	$ 0.035
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of March 31, 2013	3,000,000	$ 0.035	$ -

Note 6. Subsequent Events

On April 10, 2013, the Government of Equatorial Guinea in West Africa ratified a Production Sharing Contract with Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp.  Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license.  Xuan Energy is the operator of Block Y.  On May 8, 2013 XUAN Energy made a proposal to Brenham Equatorial Guinea, LLC to exchange its 15% interest in Block Y into a 3% carried interest.  Brenham Equatorial Guinea, LLC accepted the XUAN Energy offer.  Subsequently, XUAN Energy advised Brenham Equatorial Guinea, LLC that it did not intend to go through with the offer.

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

Overview

Our business objective is to become an independent, oil and gas-focused, exploration and production company with the intent to acquire prospect inventory in the United States and international locations, with an initial focus on Africa. We believe that an experienced management team, equipped with industry-leading data, newly available seismic technologies, industry contacts and adequate funding, could acquire a prospect inventory that could be competitive with other relevant oil and gas companies. After considering numerous global oil and gas-producing regions in which to focus our exploration and development efforts, we decided that an initial focus on Africa was appropriate due to the largely unrealized hydrocarbon potential offered within this region. We believe that we can be successful in assembling such an inventory and that our potential asset portfolio would be attractive. Prior to joining Brenham, certain persons on our management team played a significant role in the assembly of asset portfolios in Africa.

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

THREE MONTHS ENDED MARCH 31, 2013 VERSUS THREE MONTHS ENDED MARCH 31, 2012

Net loss for the three months ended March 31, 2013 was $480,846, compared to $19,675 for the three months ended March 31, 2012. Oil and gas revenues for the three months ended March 31, 2013 was $8,643, consisting of $8,403 for Brenham’s 10% working interest in the Pierce Junction Field and $240 for oil and gas mineral royalty interests. Lease operating expenses for the Pierce Junction Field were $7,185 for the three months ended March 31, 2013.  General and administrative expenses for the three months ended March 31, 2013 were $482,278 and consisted of $131,100 incurred in connection with the Gillock Field lease, $316,000 of stock-based compensation incurred in connection with the Gillock Field lease and $35,178 in executive compensation, travel, and legal and professional expenses.  Revenue for the three months ended March 31, 2012 was $279 for oil and gas mineral royalty interests. General and administrative expenses for the three months ended March 31, 2012 were $19,954, and consisted primarily of travel and legal and professional expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013 and December 31, 2012, total assets were $139,854 and $15,079, respectively. We had cash of $7,422 and $6,679 at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, we had accounts receivable of $2,374.  At March 31, 2013, long-term assets consisted of oil and gas properties of $130,058.  At December 31, 2012, long-term assets consisted of oil and gas properties of $8,400.

At March 31, 2013, total liabilities were $319,362, consisting of $3,806 in accounts payable, $243,872 in accounts payable to related parties, a note payable of $70,000, and an asset retirement obligation of $1,684. At December 31, 2012, total liabilities were $296,912, consisting of $11,714 in accounts payable and $285,198 in accounts payable to related parties.

We had negative cash flow from operations of $44,002 during the three months ended March 31, 2013 as a result of a net loss of $480,846, an increase in accounts receivable of $2,374, and a decrease in accounts payable of $7,908, offset by stock-based compensation of $316,000, payable to related party of $131,100, and depletion of $26.  We had negative cash flow from operations of $17,427 during the three months ended March 31, 2012 as a result of a net loss of $19,675, offset by an increase in accounts payable of $2,248.

For the three months ended March 31, 2013, cash used in investing activities was $50,000 for a payment made to acquire a 10% working interest in the Pierce Junction Field oil and gas property.

For the three months ended March 31, 2013, cash provided by financing activities was $94,745 consisting of advances from related parties.  For the three months ended March 31, 2012, cash provided by financing activities was $17,001, consisting of $10,468 in advances from related parties, $6,965 in bank overdrafts, partially offset by $432 for the repurchase of 4,000 shares of Brenham's common stock for treasury.

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

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of AMIN restricted common stock. The Board of Directors also authorized and the issuance of 3,326,316 shares of Brenham restricted common stock to AMIN as payment in full for the 200,000 shares issued by AMIN on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights, primarily because of the mineral rights attached to the property.  However, because this is a related party transaction, the value of the lease must be recorded at the original cost of the mineral rights to KDT, which cannot be separated from the total consideration paid by KDT.  Brenham recorded the lease at $0, the original cost of the mineral rights to KDT, and recorded stock-based compensation of $316,000 and other compensation $131,100 (Note 2). The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston.  It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp.  The conclusions of an internal reserve study of the 394 acre lease indicate proved undeveloped (PUD) undiscounted revenues of $73,162,300 and discounted NPV of 10% valued at $33,441,000, and possible reserves (POSS) undiscounted valued at $195,848,900 and discounted NPV of 10% valued at $81,454,100.  The total of the proved undeveloped and probable reserves, discounted at NPV 10% for a total of $114,895,200.

On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013.  Brenham's asset acquisition includes eight producing wells with an additional seven wells scheduled for mechanical work-over that should add more oil reserves.  Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2013, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2012.

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

May 15, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

May 15, 2013