Form 10-Q
period 2013-06-30
Brenham Oil & Gas Corp.
filed 2013-08-12
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

ý QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 12, 2013 is 122,605,001 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets – June 30, 2013 and December 31, 2012	4
Unaudited Consolidated Statements of Operations – Three and Six months Ended June 30, 2013 and 2012 and for the Period from November 7, 1997 (inception) to June 30, 2013	5
Unaudited Consolidated Statements of Cash Flows – Six months Ended June 30, 2013 and 2012 and for the Period from November 7, 1997 (inception) to June 30, 2013	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 16,818	$ 6,679
Accounts receivable	2,300	-
Total current assets	19,118	6,679

Oil and gas properties	97,690	8,400
Total assets	$ 116,808	$ 15,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 22,863	$ 11,714
Accounts payable – related party	229,229	285,198
Total current liabilities	252,092	296,912

Long-term liabilities:
Asset retirement obligation	1,957	-
Total liabilities	254,049	296,912

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 122,768,473 and 110,577,093 shares issued, respectively; 122,605,001 and 110,413,621 shares outstanding, respectively	12,278	11,058
Additional paid-in capital	893,533	211,582
Accumulated deficit during the exploration stage	(1,041,340)	(502,761)
Less treasury stock, at cost; 163,472	(1,712)	(1,712)
Total stockholders’ deficit	(137,241)	(281,833)
Total liabilities and stockholders’ deficit	$ 116,808	$ 15,079

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO JUNE 30, 2013

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Inception to
	2013	2012	2013	2012	June 30, 2013

Oil and gas revenues	$ 8,079	$ 132	$ 16,722	$ 411	$ 128,612

Costs and expenses:
Lease operating expenses	7,206	-	14,391	-	14,391
General and administrative	58,465	57,134	540,743	77,088	1,160,565
Depletion and accretion	141	-	167	-	167
Total operating expenses	65,812	57,134	555,301	77,088	1,175,123

Operating loss	(57,733)	(57,002)	(538,579)	(76,677)	(1,046,511)

Other income (expense):
Interest income	-	-	-	-	19,123
Interest expense	-	-	-	-	(1,150)
Total other income	-	-	-	-	17,973

Loss before income taxes	(57,733)	(57,002)	(538,579)	(76,677)	(1,028,538)
Income tax expense	-	-	-	-	12,802
Net loss	$ (57,733)	$ (57,002)	$ (538,579)	$ (76,677)	$ (1,041,340)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	118,658,527	110,415,753	116,272,563	110,369,550

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO JUNE 30, 2013

 (Unaudited)

	For the Six Months Ended June 30,		Inception to
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net loss	$ (538,579)	$ (76,677)	$ (1,041,340)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	167	-	167
Stock-based compensation	316,000	5,000	527,020
Changes in operating assets and liabilities:
Accounts receivable	(2,300)	-	(2,300)
Accounts payable – related party	131,100	(4,000)	131,100
Accounts payable	11,149	(2,898)	22,863
Net cash used in operating activities	(82,463)	(78,575)	(362,490)

Cash flows from investing activities:
Payments for acquisition of oil and gas property	(50,000)	-	(50,000)
Net cash used in investing activities	(50,000)	-	(50,000)

Cash flows from financing activities:
Advances from related parties, net	80,102	79,323	345,420
Principal payments on debt	(37,500)	-	(37,500)
Payments for acquisition of treasury stock	-	(952)	(1,712)
Proceeds from sale of common stock	100,000	-	123,100
Net cash provided by financing activities	142,602	78,371	429,308

Net increase (decrease) in cash	10,139	(204)	16,818
Cash and cash equivalents, beginning of period	6,679	6,426	-
Cash and cash equivalents, end of period	$ 16,818	$ 6,222	$ 16,818

Supplemental disclosures:
Interest paid	$ -	$ -	$ 1,150
Income taxes paid	$ -	$ -	$ 12,802
Non-cash transactions:
Issuance of stock for oil and gas property	$ -	$ -	$ 8,400
Issuance of note payable for oil and gas property	$ 37,500	$ -	$ 37,500
Issuance of common stock to convert payable due to American International Industries, Inc.	$ 267,171	$ -	$ 267,171
Capitalized asset retirement costs	$ 1,868	$ -	$ 1,868

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Amortization expense calculated per equivalent physical unit of production amounted to $0.48 per barrel of oil equivalent for the three and six months ended June 30, 2013.

Ceiling Test

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the six months ended June 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2013, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Brenham has evaluated all transactions from June 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2.  Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  During the three and six months ended June 30, 2013, depletion of oil and gas properties of $52 and $78, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the six months ended June 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of Brenham’s oil and gas properties recorded:

	June 30, 2013	December 31, 2012
Royalty interest in 24 acres in Washington County, Texas (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	-
Lease of 394 acres in the Gillock Field (d)	-	-
Capitalized asset retirement costs	1,868	-
Total oil and gas properties	97,768	8,400
Accumulated depletion	(78)	-
Net capitalized costs	$ 97,690	$ 8,400

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

c.

10% working interest in the Pierce Junction Field - On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013.  On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d.

Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. KDT subsequently extended the payment terms for these amounts to on or before October 31, 2013. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

The following table sets forth the changes in the total cost of oil and gas properties during the six months ended June 30, 2013:

Balance at beginning of period – December 31, 2012	$ 8,400
Acquisition of oil and gas interests:
Cash	87,500
Capitalized asset retirement costs	1,868
Balance at end of period – June 30, 2013	$ 97,768

Note 3. Payables - Related Party

Related party payables at June 30, 2013 represent $98,129 owed to American as advances to assist with Brenham's operating expenses and $131,100 owed for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012. Related party payables at December 31, 2012 were comprised of $273,171 owed to American as advances to assist with Brenham's operating expenses, $8,571 owed to L. Rogers Hardy for travel and operating expenses, and $3,456 owed to Scott Gaille for operating expenses. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Scott Gaille is the former President of Brenham and Bryant Mook and L. Rogers Hardy are Vice Presidents of Brenham. The advances to American are non-interest bearing and due on demand.

American will fully fund the operations of Brenham for the next twelve months.

Note 4. Equity

Common Stock

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466.  American maintains control of Brenham through ownership of 65,346,390 shares of Brenham's common stock, representing about 53% of the outstanding shares as of June 30, 2013.

On July 22, 2011, Brenham entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc., pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is on the balance sheet as "Oil and gas properties" for $8,400 (Note 2).

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

On January 30, 2013, the Board of Directors approved and issued 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to AMIN to equity.  These shares were issued during the six months ended June 30, 2013.

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

On February 28, 2013, Brenham announced that Bryant Mook has been appointed President and Chief Operating Officer.  Also, Mr. Mook and Brenham signed a stock purchase agreement whereby Brenham has agreed to issue 11,050,127 shares of Brenham common stock in exchange for $200,000, to be issued and paid as follows: 5,525,064 shares for $100,000 on June 30, 2013, and 5,525,063 shares for $100,000 on October 31, 2013.  In connection with this agreement, $100,000 in cash was received on June 5, 2013 and 5,525,064 shares of common stock were issued to Mr Mook.

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

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees for the six months ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	3,000,000	$ 0.035
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of June 30, 2013	3,000,000	$ 0.035	$ -

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

THREE AND SIX MONTHS ENDED JUNE 30, 2013 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2012

Oil and gas revenues for the three months ended June 30, 2013 were $8,079, consisting of $7,872 for Brenham’s 10% working interest in the Pierce Junction Field and $207 for oil and gas mineral royalty interests.  Oil and gas revenues for the three months ended June 30, 2012 were $132 for oil and gas mineral royalty interests. Oil and gas revenues for the six months ended June 30, 2013 were $16,722, consisting of $16,275 for Brenham’s 10% working interest in the Pierce Junction Field and $447 for oil and gas mineral royalty interests.  Oil and gas revenues for the six months ended June 30, 2012 were $411 for oil and gas mineral royalty interests.

Lease operating expenses for the Pierce Junction Field were $7,206 and $14,391 for the three and six months ended June 30, 2013, respectively.

General and administrative expenses for the three months ended June 30, 2013 were $58,465 and consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the three months ended June 30, 2012 were $57,134, and consisted primarily of executive compensation, travel, and legal and professional expenses.  General and administrative expenses for the six months ended June 30, 2013 were $540,743 and consisted of $131,100 incurred in connection with the Gillock Field lease, $316,000 of stock-based compensation incurred in connection with the Gillock Field lease and $93,643 in executive compensation, travel, and legal and professional expenses.  General and administrative expenses for the six months ended June 30, 2012 were $77,088, and consisted primarily of executive compensation, travel, and legal and professional expenses.

Net loss for the three months ended June 30, 2013 was $57,733, compared to $57,002 for the three months ended June 30, 2012.  Net loss for the six months ended June 30, 2013 was $538,579, compared to $76,677 for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013 and December 31, 2012, total assets were $116,808 and $15,079, respectively. We had cash of $16,818 and $6,679 at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, we had accounts receivable of $2,300.  At June 30, 2013, long-term assets consisted of oil and gas properties of $97,690.  At December 31, 2012, long-term assets consisted of oil and gas properties of $8,400.

At June 30, 2013, total liabilities were $254,049, consisting of $22,863 in accounts payable, $229,229 in accounts payable to related parties, and an asset retirement obligation of $1,957. At December 31, 2012, total liabilities were $296,912, consisting of $11,714 in accounts payable and $285,198 in accounts payable to related parties.

We had negative cash flow from operations of $82,463 during the six months ended June 30, 2013 as a result of a net loss of $538,579 and an increase in accounts receivable of $2,300, offset by stock-based compensation of $316,000, payable to related party of $131,100, depletion and accretion of $167, and an increase in accounts payable of $11,149.  We had negative cash flow from operations of $78,575 during the six months ended June 30, 2012 as a result of a net loss of $76,677, an increase in accounts receivable from related parties of $4,000, and a decrease in accounts payable of $2,898, offset by stock-based compensation of $5,000.

For the six months ended June 30, 2013, cash used in investing activities was $50,000 for a payment made to acquire a 10% working interest in the Pierce Junction Field oil and gas property.

For the six months ended June 30, 2013, cash provided by financing activities was $142,602 consisting of advances from related parties of $80,102 and proceeds from the sale of common stock of $100,000, offset by principal payments on debt of $37,500.  For the six months ended June 30, 2012, cash provided by financing activities was $78,371, consisting of $79,323 in advances from related parties, partially offset by $952 for the repurchase of 11,000 shares of Brenham's common stock for treasury.

We are an exploration stage company and will continue to be so until commencement of substantial production from our future oil and gas properties, none of which have been identified to date, except for the Pierce Junction Field. Future revenue will depend upon successful selection of future prospects, drilling results, additional and timely capital funding at terms and conditions satisfactory to us, of which there can be no assurance, and access to suitable infrastructure. Further, we will not be able to commence our exploration program until we have entered into certain agreements with government agencies of respective countries and/or other oil and gas companies. Until then our primary sources of liquidity are expected to be net proceeds from future offerings and funds from future private and public equity placements and debt funding.

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

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of AMIN restricted common stock. The Board of Directors also authorized and the issuance of 3,326,316 shares of Brenham restricted common stock to AMIN as payment in full for the 200,000 shares issued by AMIN on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and 100% of the mineral rights, primarily because of the mineral rights attached to the property.  However, because this is a related party transaction, the value of the lease must be recorded at the original cost of the mineral rights to KDT, which cannot be separated from the total consideration paid by KDT.  Brenham recorded the lease at $0, the original cost of the mineral rights to KDT, and recorded stock-based compensation of $316,000 and other compensation $131,100 (Note 2). The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston.  It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp.  The conclusions of an internal reserve study of the 394 acre lease indicate proved undeveloped (PUD) undiscounted revenues of $73,162,300 and discounted NPV of 10% valued at $33,441,000, and possible reserves (POSS) undiscounted valued at $195,848,900 and discounted NPV of 10% valued at $81,454,100.  The total of the proved undeveloped and probable reserves, discounted at NPV 10% for a total of $114,895,200.

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

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2013, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2012.

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

August 12, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

August 12, 2013