Form 10-Q
period 2013-09-30
Brenham Oil & Gas Corp.
filed 2013-11-14
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2013 is 128,104,064 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Unaudited Consolidated Balance Sheets – September 30, 2013 and December 31, 2012	4
Unaudited Consolidated Statements of Operations – Three and Nine months Ended September 30, 2013 and 2012 and for the Period from November 7, 1997 (inception) to September 30, 2013	5
Unaudited Consolidated Statements of Cash Flows – Nine months Ended September 30, 2013 and 2012 and for the Period from November 7, 1997 (inception) to September 30, 2013	6
Notes to Unaudited Consolidated Financial Statements	7

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 6,411	$ 6,679
Accounts receivable	3,976	-
Total current assets	10,387	6,679

Oil and gas properties, net	97,765	8,400
Total assets	$ 108,152	$ 15,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 12,189	$ 11,714
Accounts payable – related party	306,222	285,198
Total current liabilities	318,411	296,912

Long-term liabilities:
Asset retirement obligation	2,060	-
Total liabilities	320,471	296,912

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 122,768,473 and 110,577,093 shares issued, respectively; 122,579,001 and 110,413,621 shares outstanding, respectively	12,278	11,058
Additional paid-in capital	893,533	211,582
Deficit accumulated during the exploration stage	(1,115,534)	(502,761)
Less treasury stock, at cost; 189,472 and 163,472 shares, respectively	(2,596)	(1,712)
Total stockholders’ deficit	(212,319)	(281,833)
Total liabilities and stockholders’ deficit	$ 108,152	$ 15,079

See accompanying notes to unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO SEPTEMBER 30, 2013

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Inception to September 30,
	2013	2012	2013	2012	2013

Oil and gas revenues	$ 11,186	$ 127	$ 27,908	$ 538	$ 139,798

Costs and expenses:
Lease operating expenses	8,799	-	23,190	-	23,190
General and administrative	76,553	48,618	617,296	125,706	1,237,118
Depletion and accretion	28	-	195	-	195
Total operating expenses	85,380	48,618	640,681	125,706	1,260,503

Operating loss	(74,194)	(48,491)	(612,773)	(125,168)	(1,120,705)

Other income (expense):
Interest income	-	-	-	-	19,123
Interest expense	-	-	-	-	(1,150)
Total other income	-	-	-	-	17,973

Loss before income taxes	(74,194)	(48,491)	(612,773)	(125,168)	(1,102,732)
Income tax expense	-	-	-	-	12,802
Net loss	$ (74,194)	$ (48,491)	$ (612,773)	$ (125,168)	$ (1,115,534)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	122,597,642	110,414,012	118,404,092	110,384,683

See accompanying notes to unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR

THE PERIOD FROM NOVEMBER 7, 1997 (INCEPTION) TO SEPTEMBER 30, 2013

 (Unaudited)

	For the Nine Months Ended September 30,		Inception to September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (612,773)	$ (125,168)	$ (1,115,534)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	195	-	195
Stock-based compensation	316,000	5,000	527,020
Changes in operating assets and liabilities:
Accounts receivable	(3,976)	-	(3,976)
Accounts payable – related party	131,100	(697)	131,100
Accounts payable	475	(1,935)	12,189
Net cash used in operating activities	(168,979)	(122,800)	(449,006)

Cash flows from investing activities:
Payments for acquisition of oil and gas properties	(87,500)	-	(87,500)
Net cash used in investing activities	(87,500)	-	(87,500)

Cash flows from financing activities:
Advances from related parties, net	157,095	123,977	422,413
Payments for acquisition of treasury stock	(884)	(1,101)	(2,596)
Proceeds from sale of common stock	100,000	-	123,100
Net cash provided by financing activities	256,211	122,876	542,917

Net increase (decrease) in cash	(268)	76	6,411
Cash and cash equivalents, beginning of period	6,679	6,426	-
Cash and cash equivalents, end of period	$ 6,411	$ 6,502	$ 6,411

Supplemental disclosures:
Interest paid	$ -	$ -	$ 1,150
Income taxes paid	$ -	$ -	$ 12,802
Non-cash transactions:
Issuance of stock for oil and gas property	$ -	$ -	$ 8,400
Issuance of common stock to convert payable due to American International Industries, Inc.	$ 267,171	$ -	$ 267,171
Capitalized asset retirement costs	$ 1,966	$ -	$ 1,966

See accompanying notes to unaudited consolidated financial statements.

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

Cash and Cash Equivalents

Brenham considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Amortization expense calculated per equivalent physical unit of production amounted to $0.35 per barrel of oil equivalent for the nine months ended September 30, 2013.

Ceiling Test

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the nine months ended September 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2013, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Common Share

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

The Company currently does not have any dilutive financial instruments outstanding.

Subsequent Events

Brenham has evaluated all transactions from September 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2.  Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  During the three and nine months ended September 30, 2013, depletion of oil and gas properties of $23 and $101, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the nine months ended September 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of Brenham’s oil and gas properties recorded:

	September 30, 2013	December 31, 2012
Royalty interest in 24 acres in Washington County, Texas (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	-
Lease of 394 acres in the Gillock Field (d)	-	-
Capitalized asset retirement costs	1,966	-
Total oil and gas properties	97,866	8,400
Accumulated depletion	(101)	-
Net capitalized costs	$ 97,765	$ 8,400

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

d.

Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. Brenham is seeking to further extend this note. KDT subsequently extended the payment terms for these amounts to on or before October 31, 2013. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

The following table sets forth the changes in the total cost of oil and gas properties during the nine months ended September 30, 2013:

Balance at beginning of period – December 31, 2012	$ 8,400
Acquisition of oil and gas interests:
Cash	87,500
Capitalized asset retirement costs	1,966
Balance at end of period – September 30, 2013	$ 97,866

Note 3. Payables - Related Party

Related party payables at September 30, 2013 represent $175,122 owed to American as advances to assist with Brenham's operating expenses and $131,100 owed for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012. Related party payables at December 31, 2012 were comprised of $273,171 owed to American as advances to assist with Brenham's operating expenses, $8,571 owed to L. Rogers Hardy for travel and operating expenses, and $3,456 owed to Scott Gaille for operating expenses. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Scott Gaille is the former President of Brenham and Bryant Mook and L. Rogers Hardy are Vice Presidents of Brenham. The advances to American are non-interest bearing and due on demand.

American will fully fund the operations of Brenham for the next twelve months.

Note 4. Equity

Common Stock

In December 1997, Brenham sold 64,977,093 common shares to a related party for $1,000.

In April 2010, American, the sole stockholder of Brenham Oil & Gas, Inc., entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc. from its parent. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp., a Nevada corporation, with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. Brenham issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American, on a one-for-one basis. Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466.  American maintains control of Brenham through ownership of 65,346,390 shares of Brenham's common stock, representing about 53% of the outstanding shares as of September 30, 2013.

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

On January 30, 2013, the Board of Directors approved and issued 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to AMIN to equity.  These shares were issued during the nine months ended September 30, 2013.

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

For the nine months ended September 30, 2013, Brenham paid $884 for the repurchase of 26,000 shares of Brenham's common stock for treasury.

Stock options

On December 5, 2012, Brenham issued 3,000,000 stock options to Brenham’s Vice President - Exploration, Mr. L. Rogers Hardy, with an exercise price of $0.035 per share, expiring in 3 years, valued at $104,974 and recorded as stock-based compensation.  Brenham estimated the fair value of each stock option at the grant date as $0.035 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2012 as follows:

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	3,000,000	$ 0.035
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of September 30, 2013	3,000,000	$ 0.035	$ -

Note 5 – Subsequent Events

In connection with the stock purchase agreement with Mr. Mook (Note 4), $100,000 in cash was received on October 28, 2013 and 5,525,063 shares of common stock were issued to Mr Mook.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Oil and gas revenues for the three months ended September 30, 2013 were $11,186, consisting of $10,892 for Brenham’s 10% working interest in the Pierce Junction Field and $294 for oil and gas mineral royalty interests.  Oil and gas revenues for the three months ended September 30, 2012 were $127 for oil and gas mineral royalty interests. Oil and gas revenues for the nine months ended September 30, 2013 were $27,908, consisting of $27,167 for Brenham’s 10% working interest in the Pierce Junction Field and $741 for oil and gas mineral royalty interests.  Oil and gas revenues for the nine months ended September 30, 2012 were $538 for oil and gas mineral royalty interests.

Lease operating expenses for the Pierce Junction Field were $8,799 and $23,190 for the three and nine months ended September 30, 2013, respectively.

General and administrative expenses for the three months ended September 30, 2013 were $76,553 and consisted primarily of legal and professional expenses.  General and administrative expenses for the three months ended September 30, 2012 were $48,618, and consisted primarily of executive compensation, travel, and legal and professional expenses.  General and administrative expenses for the nine months ended September 30, 2013 were $617,296 and consisted of $131,100 incurred in connection with the Gillock Field lease, $316,000 of stock-based compensation incurred in connection with the Gillock Field lease and $170,196 in executive compensation, travel, and legal and professional expenses.  General and administrative expenses for the nine months ended September 30, 2012 were $125,706, and consisted primarily of executive compensation, travel, and legal and professional expenses.

Net loss for the three months ended September 30, 2013 was $74,194, compared to $48,491 for the three months ended September 30, 2012.  Net loss for the nine months ended September 30, 2013 was $612,773, compared to $125,168 for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013 and December 31, 2012, total assets were $108,152 and $15,079, respectively. We had cash of $6,411 and $6,679 at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, we had accounts receivable of $3,976.  At September 30, 2013, long-term assets consisted of oil and gas properties of $97,765.  At December 31, 2012, long-term assets consisted of oil and gas properties of $8,400.

At September 30, 2013, total liabilities were $320,471, consisting of $12,189 in accounts payable, $306,222 in accounts payable to related parties, and an asset retirement obligation of $2,060. At December 31, 2012, total liabilities were $296,912, consisting of $11,714 in accounts payable and $285,198 in accounts payable to related parties.

We had negative cash flow from operations of $168,979 during the nine months ended September 30, 2013 as a result of a net loss of $612,773 and an increase in accounts receivable of $3,976, offset by stock-based compensation of $316,000, payable to related party of $131,100, depletion and accretion of $195, and an increase in accounts payable of $475.  We had negative cash flow from operations of $122,800 during the nine months ended September 30, 2012 as a result of a net loss of $125,168, an increase in accounts receivable from related parties of $697, and a decrease in accounts payable of $1,935, offset by stock-based compensation of $5,000.

For the nine months ended September 30, 2013, cash used in investing activities was $87,500 for payments made to acquire a 10% working interest in the Pierce Junction Field oil and gas property.

For the nine months ended September 30, 2013, cash provided by financing activities was $256,211 consisting of advances from related parties of $157,095 and proceeds from the sale of common stock of $100,000, partially offset by $884 for the repurchase of 26,000 shares of Brenham's common stock for treasury.  For the nine months ended September 30, 2012, cash provided by financing activities was $122,876, consisting of $123,977 in advances from related parties, partially offset by $1,101 for the repurchase of 12,000 shares of Brenham's common stock for treasury.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2013, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2012.

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

November 14, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

November 14, 2013