Form 10-K
period 2013-12-31
Brenham Oil & Gas Corp.
filed 2014-04-15
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $433,175 based on the closing sale price of $0.042 on such date as reported on the FINRA BB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 15, 2014 is 128,102,064 shares of common stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background of Brenham

We were incorporated as Brenham Oil & Gas Inc. on November 7, 1997 under the laws of the State of Texas as a wholly-owned subsidiary of American International Industries, Inc. (“American” or “AMIN”). Brenham Oil and Gas Corp (“Brenham”), a Nevada corporation, was incorporated on April 21, 2010 and Brenham Oil & Gas Inc. became a wholly-owned subsidiary of Brenham following the unanimous vote by American’s board of directors on April 8, 2010 approving the distribution of 10,297,019 shares of Brenham Common Stock, on a pro rata 1 for 1 basis, to the shareholders of American (the “Spin-Off Distribution”). Following the Spin-Off Distribution, American retained approximately 54% of our Common Stock. As of this filing, American owns 51.0% of our Common Stock.

Our principal executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077, which are the executive offices of American, and are provided to us on a rent-free basis. The telephone number of our principal executive offices is (281) 334-9479. Our web site is brenhamoil.com.

Our Business Plan

Brenham’s primary objective and current focus will be accessing capital to fund its drilling programs in Texas.

Brenham is an independent exploration and production company focused on acquiring a portfolio of assets in the United States and international locations. Brenham’s approach is to create a foundation of development and production assets in the United States, coupled with high potential international exploration opportunities.

Our focus for United States production is Texas, including both conventional and unconventional resources. The Company intends to identify existing oil fields where technology can be applied to increase the percentage of oil that can be recovered from such fields. Secondly, the Company seeks to identify acreage in unconventional resources capable of generating oil and condensate production, such as the Eagle Ford.

Our focus for international exploration is Sub-Saharan Africa. This is based on the considerable experience of our management team, which includes a track record of acquisitions and discoveries for major oil and gas companies in Africa. The analysis used by Brenham to identify exploration acquisitions is based on a top-down and bottom-up approach. The “top down” process seeks to utilize our management team’s prior experience of comparing analogues of success and failure from seismic and drilling data in Africa (and elsewhere) for purposes of generating a “short-list” of the most attractive blocks. The “bottom up” process seeks to obtain narrowly focused, prospect-specific data on a block-by-block basis. The “bottom-up” review of specific blocks is used to confirm management’s “short-list” of recommendations.

We intend to develop strategic relationships and enter into long-term participation agreements with major oil and gas companies, in both domestic and international markets. We believe that such alliances will create a platform for exploration and development activities.

Recent Developments

On January 16, 2014, Brenham acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. The Company will pay an additional $230,000 to the Seller prior to the beginning of any oil & gas exploration.

On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. Brenham's asset acquisition includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons. Brenham is presently negotiating to acquire an additional 85% ownership of the Pierce Junction Field.

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field for $131,100 cash and 200,000 shares of AMIN restricted common stock. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve analysis, including a 4 mile by 4 mile seismic study of the 394 acre lease acquired by Brenham indicated proved undeveloped (PUD) and discounted NPV of 10% valued at $38,259,500. The Company is in the process of obtaining an independent reserve report on its Gillock Field Interest, and plans to seek financing for a two-well development program later in 2014.

In December 2012, Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp., executed a Production Sharing Contract with the Government of Equatorial Guinea in West Africa. Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license. Brenham is negotiating the sale of its subsidiary, Brenham Oil and Gas International, LLC for purposes of focusing the Companies’ efforts and resources on the Texas assets.

In addition, Brenham is continuing to pursue its $6.4 billion claim against ENI and TGS in connection with its "tortious interference" case, which transaction was previously negotiated in a "production sharing agreement" with the country of Togo, Africa. Brenham’s claims are currently in the process of being appealed over matters primarily related to whether the Texas court was the appropriate venue for pursuing the claims.

Our  Properties

Brenham holds oil and gas leases interests in Texas.

Victoria County, Texas

On January 16, 2014, Brenham acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. In January 1990, Ken Petroleum Corporation drilled and completed the #1 Roberts Unit in the Inez (8,600') Field in Victoria County, Texas. The well was initially completed in the Yegua "B" between 8498-8510' and flowed 2,668 MCFGPD on an 8/64" choke. In February 1990, Stuart Petroleum Testers performed a Full Scale Separator Test, and it was determined that the Roberts well had a potential of 9,000 MCFGPD and 65.14 barrels of 48° API condensate during the 4-point test. The well later encountered mechanical problems and has since been shut-in.

Brenham plans to side track or drill a new well to regain production from the well in the Yegua. Reserves are estimated to be 4 billion cubic feet of gas and 160,000 barrels of condensate per well from the Yegua. Brenham can drill 3-4 wells on the lease.

The secondary objective is the over-pressured Jackson Shale interval from 6,000 ft. to 8,000 ft., which tested gas from a 40 ft. perforated interval. In the new well to be drilled in the Yegua, Brenham plans to core several intervals in the Jackson Shale to conduct a petro physical study.

Pierce Junction Field - Houston, Texas

The Pierce Junction Field includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. The wells currently have production of 30 barrels per day. Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons. Presently, Brenham is seeking to acquire additional working interests in this field from the other partners. The Company also is developing a plan to undertake a comprehensive work over program to increase production in the field to approximately 100 barrels per day.

Gillock Field - Galveston County, Texas

Gillock Fields are segments of a large, complexly faulted deep seated salt dome. Brenham purchased 4 square miles of 3D seismic data for the purpose of completion of its drilling program in this field. A preliminary review of the reprocessed 3D seismic data shows numerous fault traps and amplitude bright spots normally associated with hydrocarbon production at both the Frio and deeper Vicksburg level. Additionally, structural rollover indicative of a hydrocarbon trap is also present in shallower horizons as well. As there are well over 20 pay zones in Gillock Field, the possibility of shallower pay would not be a surprise and all of the aforementioned anomalies are being carefully investigated and evaluated by our experienced geophysical team. The 3D seismic data in conjunction with adjacent and nearby production will enable Brenham to pick precise drillable locations in the Frio as well as providing Brenham the opportunity to upgrade the reserve category of the Vicksburg Formation, thereby enhancing the value of the Company.

Washington County, Texas

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

•         requiring remedial measures to mitigate pollution from our operations.

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

Employees

As of December 31, 2013, we had four employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

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

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

We have no proven reserves, except for the Pierce Junction Field, and the prospects that we may decide to pursue for exploration and development may not yield oil and gas in commercial quantities or quality, if at all, in which event we will incur significant losses.

At present, we have no proven reserves, except for the Pierce Junction Field. Any future prospects may not prove to be commercially viable even if available seismic and geological information indicate the potential presence of oil and gas. As a result, any prospects that we may decide to acquire and develop may not yield oil and gas in commercial quantities or quality, or at all. Evaluating prospects will require substantial seismic data reprocessing and interpretation. Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We therefore do not know if any of our prospects will contain oil and gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and gas is found on our prospects in commercial quantities, construction costs of oil and gas pipelines or floating production systems, as applicable, and transportation costs may prevent such prospects from being economically viable.

We may face substantial uncertainties in connection with any prospects, which could significantly delay or even prevent our ability to act on our plan of operation.

In this filing, we provide statements in connection with our plan of operation. Statements in connection with our plan of operation may face substantial uncertainties. To date, we have not yet identified any prospects, except for the Pierce Junction Field. Any analogies drawn by us from other companies’ wells, prospects or producing fields may not prove to be indicators of the success of developing reserves from our prospects, notwithstanding the proximity of our prospects to other companies producing properties. Furthermore, evaluating the to-be-acquired data from wells or prospects produced by other parties which we may use may not lead to the results that we may expect.

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

We are subject to the Foreign Corrupt Practices Act ("FCPA") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We may do business in the future in countries and regions, in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or private entities. Thus, we face the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and our employees and consultants may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The concentration of our capital stock ownership among our largest stockholders and their affiliates will limit your ability as individual shareholders to influence corporate matters.

Our largest shareholder, American, owns 51.0% of our outstanding Common Stock. Consequently, American will have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters and, as a result, actions may be taken that you may not view as beneficial.

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

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of Common Stock, par value $0.0001 and 10,000,000 shares of Preferred Stock, par value $0.0001. At December 31, 2013, we had 128,293,536 shares of Common Stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of Common Stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of Common Stock may adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

For information regarding the Company’s oil & gas properties, see “Item 1. Description of Business” above.

ITEM 3. LEGAL PROCEEDINGS

In 2011, Brenham commenced a lawsuit in District Court, Harris County, Texas.  The defendants in the case are presentlyTGS-NOPEC and ENI S.p.A.  The allegations against TGS-NOPEC are that it tortuously interfered with Brenham's agreement to acquire participation rights to deepwater oil exploration of the Block 2 concession in the territorial waters off the Republic of Togo, which borders Ghana and is adjacent to the significant 1.2 billion barrel Jubilee Discovery.  Brenham’s Petition alleges that in early 2010, representatives for Brenham Oil initiated contact with the Oil Minister for Togo regarding acquisition of an oil and gas concession.  Discussions followed that ultimately resulted in Brenham Oil forwarding an initial proposal for a Production Sharing Contract for the Togolese Republic Block 2.  In May, during face to face meetings in Lome, Togo, between representatives of Brenham Oil, and Togo’s Oil Minister and Director of Hydrocarbons, the parties entered mutual oral agreements for performing the due diligence necessary for negotiating the final Production Sharing Contract.  At the direction of the Togo government, Brenham Oil contacted TGS about providing the 2D seismic data and geological information about Block 2 that was in TGS’s possession.  Brenham Oil incurred substantial time, resources, and manpower in performing its due diligence obligations in order to be in a position to enter into a mutually beneficial Production Sharing Contract with Togo for Block 2.  Brenham Oil was subsequently advised that Togo’s Oil Minister had received correspondence from a TGS representative, which indicated that Brenham Oil was a small company with inadequate experience and resources to realize the full potential of Block 2, and which also recommended that Togo not do business with Brenham Oil.  Although Brenham Oil negotiated a “Production Sharing Contract for Togolese Republic Block 2” with Togo’s counsel, and delivered the board approved written contract to Togo’s Oil Minister, Togo did not return the executed contract.  Rather, in October 2010, Togo publically announced that it had entered into an agreement regarding exploration, development, and production of Block 2, with the oil and gas conglomerate, Eni.  The Company is presently appealing the District Court’s decision to change the venue of this litigation.  The Company believes it will be successful in its appeal.  Brenhamis represented by Houston law firm Fleming, Nolen & Jez, LLP, which has successfully represented thousands of clients in complex legal matters throughout the United States.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter ended March 31	$ 0.12	$ 0.04	$ 0.06	$ 0.01
Second Quarter ended June 30	$ 0.12	$ 0.03	$ 0.10	$ 0.03
Third Quarter ended September 30	$ 0.05	$ 0.01	$ 0.10	$ 0.03
Fourth Quarter ended December 31	$ 0.06	$ 0.02	$ 0.12	$ 0.02

As of December 31, 2013, our shares of common stock were held by approximately 443 stockholders of record. The transfer agent for our common stock is Registrar & Transfer Co., 10 Commerce Drive, Cranford, NJ 07016.

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

Critical Accounting Policies

The following summarized several of our critical accounting policies. For a complete list of our significant accounting policies, see Note 1 to the consolidated financial statements for the years ended December 31, 2013 and 2012.

Oil & Natural Gas Properties

The Company follows the full cost method of accounting for its investments in oil & gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, including unproductive wells, are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. General and administrative costs related to production and general overhead are expensed as incurred.

Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Future development, site restoration, dismantlement and abandonment costs, are estimated property by property based upon current economic conditions and regulatory requirements and are included in amortization of our oil and natural gas property costs.

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write down recorded for the years ended December 31, 2013 and 2012.

We assess the carrying value of our unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with our evaluation of goodwill impairment), then the carrying value of our unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. There was no impairment in the years ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Company has properties in the amount of $183,473 and $8,400, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimate of the Company’s proved reserves as of December 31, 2013 has been prepared and presented in accordance with current SEC rules and accounting standards which require SEC reporting companies to prepare their reserve estimates using specific reserve definitions and pricing based on 12-month un-weighted first-day-of-the-month average pricing. Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The accuracy of the Company’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. As these factors could deviate significantly from actual results, reserve estimates may materially vary from the ultimate quantities of oil and gas eventually recovered.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 VERSUS YEAR ENDED DECEMBER 31, 2012

Net loss for the year ended December 31, 2013 was $621,918. Revenue for the year ended December 31, 2013 was $36,483 for oil and gas mineral royalty interests. Lease operating expenses totaled $34,407 for the year ended December 31, 2013. General and administrative expenses for the year ended December 31, 2013 were $621,365, and consisted of executive compensation, travel, and legal and professional expenses. Depletion and accretion expense was $2,629 during the year ended December 31, 2013.  General and administrative expenses for the year ended December 31, 2013 included non-cash stock-based compensation of $316,000.

Net loss for the year ended December 31, 2012 was $285,678. Revenue for the year ended December 31, 2012 was $781 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2012 were $286,459, and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties. General and administrative expenses for the year ended December 31, 2012 included non-cash stock-based compensation of $109,974.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013 and 2012, total assets were $193,432 and $15,079, respectively. We had cash of $6,859 and $6,679 at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, long-term assets consisted of oil and gas properties of $183,473 and $8,400, respectively.

At December 31, 2013, total liabilities were $315,055, consisting of $23,941 of accounts payable, $284,412 of accounts payable to related parties and an asset retirement obligation of $6,702. At December 31, 2012, total liabilities were $296,912, consisting of $11,714 in accounts payable and $285,198 of accounts payable to related parties.

We had negative cash flow from operations of $176,562 during the year ended December 31, 2013 principally as a result of a net loss of $621,918, offset by non-cash stock-based compensation of $316,000 and an increase in accounts payable – related parties of $131,100. We had negative cash flow from operations of $175,146 during the year ended December 31, 2012 as a result of a net loss of $285,678, offset by stock-based compensation of $109,974 and an increase in accounts payable of $558.

For the year ended December 31, 2013, cash used in investing activities totaled $157,500, which were payments for the acquisition of oil and gas properties.

For the year ended December 31, 2013, cash provided by financing activities was $334,242, consisting of $135,285 in advances from related parties and $200,000 proceeds from the sale of common stock, offset by $1,043 for the repurchase of 28,000 shares of Brenham's common stock for treasury. For the year ended December 31, 2012, cash provided by financing activities was $175,399, consisting of $176,500 in advances from related parties, offset by $1,101 for the repurchase of 12,000 shares of Brenham's common stock for treasury.

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

On February 28, 2013, we leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of AMIN restricted common stock. The Board of Directors also authorized the issuance of 3,326,316 shares of Brenham restricted common stock to AMIN as payment in full for the 200,000 shares issued by AMIN on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and 100% of the mineral rights, primarily because of the mineral rights attached to the property. However, because this is a related party transaction, the value of the lease must be recorded at the original cost of the mineral rights to KDT, which cannot be separated from the total consideration paid by KDT. Brenham recorded the lease at $0, the original cost of the mineral rights to KDT, and recorded stock-based compensation of $316,000 and other compensation $131,100. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve study of the 394 acre lease indicate proved undeveloped (PUD) undiscounted revenues of $73,162,300 and discounted NPV of 10% valued at $33,441,000, and possible reserves (POSS) undiscounted valued at $195,848,900 and discounted NPV of 10% valued at $81,454,100. The total of the proved undeveloped and probable reserves, discounted at NPV 10% for a total of $114,895,200.

On March 12, 2013, we entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it. Brenham's asset acquisition includes eight producing wells with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons.

On January 16, 2014, we acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. The Company will pay an additional $230,000 to the Seller prior to the beginning of any oil & gas exploration.

We expect to incur substantial expenses and generate significant operating losses as we pursue our efforts to identify prospects, develop those prospects and as we:

•         purchase and analyze seismic data in order to identify future prospects;

•         opportunistically invest in additional oil and gas leases and concession licenses;

•         develop our discoveries which we determine to be commercially viable; and?

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

Until such time as we can identify specific prospects, we cannot determine with any certainty the amount of capital that we will be required to raise to fund each potential prospect. To date, we have not begun negotiations with any investment bank, financial institution, or other source of funding for the purpose of raising either equity or debt capital, nor have we negotiated with any potential joint venture partner for the purpose of pursuing any potential prospect. Only when and if we identify prospects and seek to enter into contracts, licenses or other arrangements to pursue such prospects will we be able to determine the amount of funding that will be required for each such prospect. We have no arrangements with our executive officers or principal shareholders to provide any funding and any funding that they may be requested to provide may be limited.

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

•         infrastructure construction contracts; and?

•         long term oil and gas property lease arrangements.

Off-Balance Sheet Arrangements

As of December 31, 2013  we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Brenham Oil & Gas Corp.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of Brenham Oil & Gas Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Brenham Oil & Gas Corp. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss from operations in 2013 and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April  15 , 2014

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,859	$6,679
Accounts receivable	3,100	-
Total current assets	9,959	6,679

Oil and gas properties, full cost method
Costs subject to amortization	93,555	-
Costs not being amortized	91,900	8,400
Accumulated depletion	(1,982)	-
Total assets	$193,432	$15,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$23,941	$11,714
Accounts payable – related parties	284,412	285,198
Total current liabilities	308,353	296,912

Long-term liabilities:
Asset retirement obligations	6,702	-
Total liabilities	315,055	296,912

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 and 110,577,093 shares issued, respectively; 128,102,064 and 110,413,621 shares outstanding, respectively	12,830	11,058
Additional paid-in capital	992,981	211,582
Accumulated deficit	(1,124,679)	(502,761)
Less: treasury stock, at cost; 191,472 and 163,472 shares, respectively	(2,755)	(1,712)
Total stockholders’ deficit	(121,623)	(281,833)
Total liabilities and stockholders’ deficit	$193,432	$15,079

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended
	December 31,
	2013	2012

Oil and gas revenues	$36,483	$781

Costs and expenses:
Lease operating expenses	34,407	-
General and administrative	621,365	286,459
Depletion and accretion	2,629	-
Total costs and expenses	658,401	286,459

Net loss	$(621,918)	$(285,678)

Net loss per common share – basic and diluted	(0.01)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	120,440,313	110,391,804

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2011	-	$-	110,477,093	$11,048	$101,618	$(217,083)	$(611)	$(105,028)
Stock-based compensation	-	-	100,000	10	109,964	-	-	109,974
Acquisition of treasury shares	-	-	-	-	-	-	(1,101)	(1,101)
Net loss	-	-	-	-	-	(285,678)	-	(285,678)
Balance at December 31, 2012	-	-	110,577,093	11,058	211,582	(502,761)	(1,712)	(281,833)
Issuance of common shares for cash	-	-	11,050,127	1,105	198,895	-	-	200,000
Stock-based compensation	-	-	3,326,316	333	315,667	-	-	316,000
Debt converted to equity	-	-	3,340,000	334	266,837	-	-	267,171
Acquisition of treasury shares	-	-	-	-	-	-	(1,043)	(1,043)
Net loss	-	-	-	-	-	(621,918)	-	(621,918)
Balance at December 31, 2013	-	$-	128,293,536	$12,830	$992,981	$(1,124,679)	$(2,755)	$(121,623)

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(621,918)	$(285,678)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	2,629	-
Stock-based compensation	316,000	109,974
Changes in operating assets and liabilities:
Accounts receivable	(3,100)	-
Accounts payable and accrued expenses	(1,273)	558
Accounts payable – related parties	131,100	-
Net cash used in operating activities	(176,562)	(175,146)

Cash flows from investing activities:
Purchase of oil and gas properties	(157,500)	-
Net cash used in investing activities	(157,500)	-

Cash flows from financing activities:
Advances from related parties, net	135,285	176,500
Payments for acquisition of treasury stock	(1,043)	(1,101)
Proceeds from sale of common stock	200,000	-
Net cash provided by financing activities	334,242	175,399

Net increase in cash	180	253
Cash and cash equivalents, beginning of year	6,679	6,426
Cash and cash equivalents, end of year	$6,859	$6,679

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Accrued oil and gas exploration costs	$13,500	$-
Issuance of common stock to convert payable due to AMIN	$267,171	$-
Capitalized asset retirement obligations	$6,055	$-

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

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

The Company has an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. In July 2011, we purchased unproved oil and gas properties in the Permian Basin near Abilene, Texas.

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

On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field.

During 2013, Brenham recorded $36,483 of oil and gas revenues, of which substantially all of it was generated from its working interest in the Pierce Junction Field. As such, the Company no longer considers itself an “Exploration Stage Company”.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a loss from operations in 2013, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during 2014.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Oil & Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, including unproductive wells, are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. General and administrative costs related to production and general overhead are expensed as incurred.

Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Future development, site restoration, dismantlement and abandonment costs, are estimated property by property, based upon current economic conditions and regulatory requirements and are included in amortization of our oil and natural gas property costs.

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write down recorded for the years ended December 31, 2013 and 2012.

We assess the carrying value of our unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with our evaluation of goodwill impairment), then the carrying value of our unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. There was no impairment in the years ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Company has properties in the amount of $91,900, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimate of the Company’s proved reserves as of December 31, 2013 has been prepared and presented in accordance with current SEC rules and accounting standards which require SEC reporting companies to prepare their reserve estimates using specific reserve definitions and pricing based on 12-month un-weighted first-day-of-the-month average pricing. Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The accuracy of the Company’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. As these factors could deviate significantly from actual results, reserve estimates may materially vary from the ultimate quantities of oil and gas eventually recovered.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2013, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during a period. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding.

For the years ended December 31, 2013 and 2012, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive:

Subsequent Events

Brenham has evaluated all transactions from December 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2. Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. During the years ended December 31, 2013 and 2012, $177,055 and $0, respectively, of such costs were capitalized.

We recorded $1,982 and $0 of depletion expense during the years ended December 31, 2013 and 2012, respectively. Costs of oil and gas properties are amortized using the units of production method.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of oil and gas properties balance:

	Year ended December 30, 2013	Year ended December 31, 2012
Royalty interest in 24 acres in Washington County, TX (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	-
Lease of 394 acres in the Gillock Field (d)	83,500	-
Capitalized asset retirement costs	6,055	-
Total oil and gas properties	185,455	8,400
Accumulated depletion	(1,982)	-
Net capitalized costs	$183,473	$8,400

a)       Royalty interest in 24 acres in Washington County, Texas- We have an oil and gas mineral royalty interest, covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the minerals produced are currently incidental and paid to BOG as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, BOG is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b)       Royalty interest in 700 acres in the Permian Basin- On July 22, 2011, BOG entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which BOG acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the BOG  share issuance, BOG has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

c)       10% working interest in the Pierce Junction Field- On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d)       Lease of 394 acres in the Gillock Field- Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of December 31, 2013) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable. $83,500 of exploration costs were capitalized during 2013.

Note 3. Payables - Related Parties

Related party payables at December 31, 2013 consist of $153,312 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. Related party payables at December 31, 2012 consist of $273,171 owed to American as advances to assist with Brenham's operating expenses, $8,571 owed to L. Rogers Hardy for travel and operating expenses, and $3,456 owed to Scott Gaille for operating expenses. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Scott Gaille is the former President of Brenham. The advances to Brenham are non-interest bearing and due on demand.

Note 4. Asset Retirement Obligations

The Company estimates the present value of future costs of dismantlement and abandonment of its wells, facilities, and other tangible long-lived assets, recording them as liabilities in the period incurred. Asset retirement obligations are calculated using an expected present value technique. Salvage values are excluded from the estimation. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company incurs a gain or loss based upon the difference between the estimated and final liability amounts. The Company records gains or losses from settlements as adjustments to the full cost pool.

Accretion expenses were $647 and $0 for the years ended December 31, 2013 and 2012, respectively.

The following table presents the change in the Company’s asset retirement obligations for the year ended December 31, 2013:

Amount
Asset retirement obligations as of December 31, 2012	$-
Additions	6,055
Current year revision to previous estimates	-
Current year accretion	647
Asset retirement obligations as of December 31, 2013	$6,702

Note 5. Equity

Common Stock

On April 3, 2012, Brenham issued 100,000 shares valued at $5,000 to a third party for services. For the year ended December 31, 2012, Brenham paid $1,101 to repurchase 12,000 shares of its common stock for treasury.

On January 30, 2013, the Board of Directors approved and issued 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to AMIN to equity. These shares were issued during the year ended December 31, 2013.

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

On February 28, 2013, Brenham announced that Bryant Mook has been appointed President and Chief Operating Officer. Pursuant to a stock purchase agreement, during 2013, Brenham issued Mr. Mook 11,050,127 shares of common stock in exchange for cash proceeds of $200,000.

During the year ended December 31, 2013, Brenham paid $1,043 to repurchase 28,000 shares of its common stock for treasury.

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

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees for the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	-	$-
Granted	3,000,000	$0.035
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2012	3,000,000	$0.035	$ -

Outstanding and exercisable as of December 31, 2012	3,000,000	$0.035
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2013	3,000,000	$0.035	$ -

The stock options have a remaining life of approximately 2 years.

Note 6. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year Ended December 31,
	2013	2012
Current	$-	$-
Deferred	-	-
Total income tax provision (benefit)	$-	$-

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Year Ended December 31,
	2013	2012
Computed federal income tax provision (benefit)	$(210,805)	$(97,131)
Meals and entertainment	3,255	2,928
Share-based compensation	7,601	37,391
Increase in valuation allowance	199,949	56,812
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$303,400	$103,823
Valuation allowance	(303,400)	(103,823)
Total deferred tax asset	$-	$-

At December 31, 2013 and December 31, 2012, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $893,000 and $305,000, respectively. The NOL carryforward begins to expire in 2031. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at December 31, 2013 and December 31, 2012.

Note 7. Subsequent Events

On January 8, 2014, the Company entered into an agreement in which it will acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. The Company plans to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 down payment, and a payment of the remaining $230,000 prior to the beginning of any exploration.

Note 8. Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Bryant Mook, a related party petroleum engineer, using reserve definitions and pricing requirements prescribed by the SEC. American used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate our reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2013. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	December 31,
	2013	2012
Proved oil and gas properties	$93,555	$-
Unproved oil and gas properties	91,900	8,400
Accumulated depreciation, depletion and amortization	(1,982)	-
Total acquisition, development and exploration costs	$183,473	$8,400

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At December 31, 2013 and 2012, unevaluated costs of $91,900 and $8,400, respectively, were excluded from the depletion base. These costs relate to property located in the Permian Basin near Abilene, Texas and the Gillock Property in Galveston Count, and consist of acreage acquisition costs.

	December 31,
	2013	2012
Acquisition of properties – proved	$ 93,555	$ -
Acquisition of properties – unproved	-	-
Exploration costs	83,500	-
Development costs	-	-
Total costs incurred	$ 177,055	$ -

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2013 and 2012. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2013			2012
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	-	-	-	-	-	-
Revisions	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place	16	-	16	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Production	-	-	-	-	-	-
End of year	16	-	16	-	-	-

Proved developed reserves:
Beginning of year	-	-	-	-	-	-
End of year	8	-	8	-	-	-

Proved undeveloped reserves:
Beginning of year	-	-	-	-	-	-
End of year	8	-	8	-	-	-

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by the Company’s independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future cash inflows for 2013 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2013 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2013 and 2012, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2013 (average price)	$ 97.33	$ 3.67
2012 (average price)	$ 91.47	$ 4.14

The information provided in the tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value of the Company’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under ASC No. 932 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2013 and 2012, respectively (stated in thousands):

	2013	2012
Future cash inflows	$1,520	$-
Future costs:
Production costs	(248)	-
Future tax expense	(113)	-
Future net cash flows	1,159	-
10% annual discount for estimated timing of cash flows	(633)	-
Standardized measure of discounted net cash flows	$526	$-

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended December 31, 2013 and 2012, respectively (stated in thousands):

	2013	2012
Increase (decrease):
Beginning of year	$-	$-
Sales of oil produced, net of production costs	(1)	-
Net changes in sales and transfer prices and in production costs and production costs related to future production	-	-
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	-	-
Revisions of previous quantity estimates due to prices and performance	-	-
Accretion of discount	-	-
Discoveries, net of future production and development costs associated with these extensions and discoveries	527	-
Timing and other	-	-
End of year	$526	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2013, the Company’s Chief Financial Officer resigned.  Since the resignation of the Chief Financial Officer, the Company has relied on consultants to assist with financial reporting.

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

Name	Age	Positions
Daniel Dror	73	Chairman, CEO, and President
Charles R. Zeller	72	Director and Interim CFO
S. Scott Gaille	44	Director
Bryant M. Mook	60	President and Chief Operating Officer
L. Rogers Hardy	67	Vice President - Subsurface Engineering

Daniel Dror has been Chief Executive Officer and Chairman of the Board of Directors of Brenham Oil & Gas, Inc. since December 1997, and President of the Company since September 2012, and he devotes approximately 10% of his professional time to Brenham’s business. Mr. Daniel Dror has served as Chairman of the Board and Chief Executive Officer of American International Industries, Inc. since September 1997 and devotes approximately 70% of his professional time to American’s business. Mr. Dror served as Chairman of the Board and Chief Executive Officer of Hammonds Industries, Inc., a public company and formerly a subsidiary of American from June 2007 until December 31, 2008, and resumed this position on December 31, 2009. Hammonds was known later as Delta Seaboard International, Inc., and subsequently as American International Holdings Corp.

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011, and as Interim Chief Financial Officer on November 21, 2013. He has served as a director of the American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX, and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance, and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

S. Scott Gaille has been a Director since July 2010. From July 2010 to September 2012, Mr. Gaille served as President of the Company. From August 2007 to the present, Mr. Gaille’s Gaille Group has successfully launched and incubated a series of businesses in the energy and financial services sectors. Since February 2012, Mr. Gaille has served as the Chief Compliance Officer for ZaZa Energy Corporation (NASDAQ: ZAZA), and he is now the Chief Compliance Officer & General Counsel for the company. As the chief legal officer for ZaZa, he is responsible for the corporation’s transactional, securities, litigation and regulatory matters. Mr. Gaille also is an Adjunct Professor of Management at Rice University, where he teaches International Energy Development to MBA students. Mr. Gaille was Director - Business Development for Occidental Oil & Gas Corporation from July 2004 to August 2007. Mr. Gaille was an Olin Fellow in Law and Economics at the University of Chicago, where he received his Doctor of Law Degree with High Honors in 1995 and attended undergraduate college at the University of Texas at Austin, where he earned a Bachelor of Arts degree in Government with High Honors and was elected to Phi Beta Kappa.

Bryant M. Mookwas appointed Brenham’s President and Chief Operating Officer on February 28, 2013. He had served as Vice President of the Company since July 2010, is a registered geologist with a Masters degree in Petroleum Engineering from Colorado School of Mines and has more than 35 years of multi-disciplinary experience in oil and gas. He devotes approximately 10% of his professional time to Brenham’s business. For the past five years, Mr. Mook has worked as a technical advisor and consulting petroleum engineer in Houston, Texas, providing technical, reserve, valuation, and management expertise for numerous oil and gas companies. Mr. Mook also has served as an independent technical consultant and reserve engineer with La Cortez Energy Inc., and as an independent consultant-technical advisor for public reporting and engineering support reporting with American Standard Energy Corp., both of which are public companies.

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

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2013.

Code of Ethics

The Registrant has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules, and regulations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2013 and 2012:

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman, CEO and President	2013	$ 120,000	-	-	-	-	$ 120,000
	2012	$ 90,000	-	-	-	-	$ 90,000

Charles R. Zeller, Director and Interim CFO (1)	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Sherry McKinzey, Former Director, VP, and CFO (2)	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Bryant M. Mook, President and Chief Operating Officer	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

L. Rogers Hardy, Vice President – Exploration	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

(1) Appointed as Interim CFO on November 21, 2013

(2) Resigned as Director, VP, and CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2013.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ -	$ -	$ -	$ -	$ -
S. Scott Gaille	$ -	$ -	$ -	$ -	$ -	$ -

(1)     Daniel Dror, Chairman, CEO, and President, Sherry McKinzey, Former VP and CFO, Bryant M. Mook, President and Chief Operating Officer, and L. Rogers Hardy, Vice President –Exploration, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

(2)     Charles R. Zeller was appointed as Interim CFO on November 21, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	65,346,390	51.0%
601 Cien Street, Suite 235
Kemah, TX 77565

S. Scott Gaille, Director	21,200,000	16.55%
601 Cien Street, Suite 235
Kemah, TX 77565

International Diversified Corporation, Ltd.	3,488,657	2.7%
Shirley House, Shirley Street, P.O. Box SS 19084
Nassau, Bahamas (2)

Charles R. Zeller, Director and Interim CFO	6,320	0.0%
601 Cien Street, Suite 235
Kemah, TX 77565

L. Rogers Hardy, Vice President – Technology	1,000,000	0.8%
601 Cien Street, Suite 235
Kemah, TX 77565

Bryant M. Mook, President and Chief Operating Officer	12,050,127	9.4%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (4 persons) (3)	79,602,837	62.1%

(1)     Applicable percentage ownership is based on 128,104,064 shares of common stock outstanding as of December 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2013 and 2012.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2013	2012
Audit fees (1)	$ 18,350	$ 22,200
Audit-related fees (2)	$ -	$ -
Tax fees (3)	$ 3,700	$ 3,700
All other fees	$ -	$ -

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

ITEM 15. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

Brenham Oil & Gas Corp.

By /s/ Daniel Dror

Daniel Dror

Chairman, Chief Executive Officer, and President

April 15, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

April 15, 2014

S. Scott Gaille

Director

April 15, 2014