Form 10-Q
period 2014-03-31
Brenham Oil & Gas Corp.
filed 2014-05-15
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-169507

BRENHAM OIL & GAS CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	27-2413874
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2014 is 128,102,064 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,873	$6,859
Accounts receivable	663	3,100
Total current assets	7,536	9,959

Oil and gas properties, full cost method
Costs subject to amortization	93,555	93,555
Costs not being amortized	91,900	91,900
Accumulated depletion	(2,803)	(1,982)
Deposit for purchase of oil and gas property	20,000	-
Total assets	$210,188	$193,432

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,119	$23,941
Accounts payable – related parties	368,994	284,412
Total current liabilities	373,113	308,353

Long-term liabilities:
Asset retirement obligations	6,864	6,702
Total liabilities	379,977	315,055

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued; 128,102,064 shares outstanding	12,830	12,830
Less: treasury stock, at cost; 191,472 shares	(2,755)	(2,755)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,172,845)	(1,124,679)
Total stockholders’ deficit	(169,789)	(121,623)
Total liabilities and stockholders’ deficit	$210,188	$193,432

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Oil and gas revenues	$10,421	$8,643

Costs and expenses:
Lease operating expenses	10,616	7,185
General and administrative	46,988	482,278
Depletion and accretion	983	26
Total operating expenses	58,587	489,489

Net loss	$(48,166)	$(480,846)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,102,064	113,855,680

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

 (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(48,166)	$(480,846)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depletion and accretion	983	26
Stock-based compensation	-	316,000
Changes in operating assets and liabilities:
Accounts receivable	2,437	(2,374)
Accounts payable and accrued expenses	(19,822)	(7,908)
Accounts payable – related parties	-	131,100
Net cash used in operating activities	(64,568)	(44,002)

Cash flows from investing activities:
Payment for acquisition of oil and gas property	-	(50,000)
Payment of deposit for purchase of oil and gas property	(20,000)	-
Net cash used in investing activities	(20,000)	(50,000)

Cash flows from financing activities:
Advances from related parties, net	84,582	94,745
Net cash provided by financing activities	84,582	94,745

Net increase in cash	14	743
Cash and cash equivalents, beginning of period	6,859	6,679
Cash and cash equivalents, end of period	$6,873	$7,422

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Issuance of note payable for oil and gas property	$-	$70,000
Issuance of common stock to convert payable due to American International Industries, Inc.	$-	$267,171
Capitalized asset retirement costs	$-	$1,684

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Brenham Oil & Gas Corp. (“Brenham”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Brenham's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss from operations during the three months ended March 31, 2014 and 2013, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2014. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash Equivalents

Brenham considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from oil and gas revenue, and are carried at the expected net realizable value.

Oil & Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, including unproductive wells, are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities, and asset retirement costs. General and administrative costs related to production and general overhead are expensed as incurred.

Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Future development, site restoration, dismantlement and abandonment costs, are estimated property by property, based upon current economic conditions and regulatory requirements, and are included in amortization of our oil and natural gas property costs.

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three months ended March 31, 2014 and 2013.

The Company assesses the carrying value of its unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with the Company’s evaluation of goodwill impairment), then the carrying value of the unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. There was no impairment during the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the Company has properties in the amount of $91,900, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2014, Brenham had not recorded any tax benefits from uncertain tax positions.

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

For the three months ended March 31, 2014 and 2013, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Subsequent Events

Brenham has evaluated all transactions from March 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, operations, or cash flows.

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three months ended March 31, 2014 and 2013, depletion of oil and gas properties of $821 and $26, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the three months ended March 31, 2014 and 2013, no impairment of oil and gas properties was recorded.

Below are the components of the oil and gas properties balance:

	March 31, 2014	December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Capitalized asset retirement costs	6,055	6,055
Total oil and gas properties	185,455	185,455
Accumulated depletion	(2,803)	(1,982)
Net capitalized costs	$182,652	$183,473

a)       Royalty interest in 24 acres in Washington County, Texas- The Company has an oil and gas mineral royalty interest, covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the minerals produced are currently incidental and paid to the Company as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas); the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, the Company is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b)       Royalty interest in 700 acres in the Permian Basin- On July 22, 2011, the Company entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which the Company acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham  share issuance; Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

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

d)       Lease of 394 acres in the Gillock Field- Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of March 31, 2014 and December 31, 2013) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the three months ended March 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration.

Note 3. Accounts Payable – Related Parties

Related party payables at March 31, 2014 consists of $237,894 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. Related party payables at December 31, 2013 consists of $153,312 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Scott Gaille is the former President of Brenham. The advances to Brenham are non-interest bearing and due on demand.

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

Accretion expense was $162 and $0 during the three months ended March 31, 2014 and 2013, respectively.

The following table represents the change in the Company’s asset retirement obligations during the three months ended March 31, 2014:

Amount
Asset retirement obligations as of December 31, 2013	$6,702
Additions	-
Current year revision to previous estimates	-
Accretion during the three months ended March 31, 2014	162
Asset retirement obligations as of March 31, 2014	$6,864

Note 5. Equity

Stock Options

On December 5, 2012, Brenham issued 3,000,000 stock options to Brenham’s Vice President - Exploration, Mr. L. Rogers Hardy, with an exercise price of $0.035 per share, expiring in 3 years, valued at $104,974 and recorded as share-based compensation. Brenham estimated the fair value of each stock option at the grant date as $0.035 by using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2012:

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees during the three months ended March 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2013	3,000,000	$0.035
Granted	-	$-
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of March 31, 2014	3,000,000	$0.035	$-

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

THREE MONTHS ENDED MARCH 31, 2014 VERSUS THREE MONTHS ENDED MARCH 31, 2013

Net loss for the three months ended March 31, 2014 was $48,166, compared to $480,846 for the three months ended March 31, 2013. Oil and gas revenues for the three months ended March 31, 2014 were $10,421. Lease operating expenses were $10,616 for the three months ended March 31, 2014. General and administrative expenses for the three months ended March 31, 2014 were $46,988, and consisted primarily of executive compensation and legal and professional expenses. Oil and gas revenues for the three months ended March 31, 2013 were $8,643. General and administrative expenses for the three months ended March 31, 2013 were $482,278, and consisted of $131,100 incurred in connection with the Gillock Field lease, $316,000 of stock-based compensation incurred in connection with the Gillock Field lease, and $35,178 in executive compensation, travel, and legal and professional expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014 and December 31, 2013, total assets were $210,188 and $193,432, respectively. We had cash of $6,873 and $6,859 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and 2013, we had accounts receivable of $663 and $3,100, respectively. At March 31, 2014, long-term assets consisted of oil and gas properties of $182,652 and a deposit for purchase of oil and gas property of $20,000. At December 31, 2013, long-term assets consisted of oil and gas properties of $183,473.

At March 31, 2014, total liabilities were $379,977, consisting of $4,119 in accounts payable and accrued expenses, $368,994 of accounts payable to related parties, and asset retirement obligations of $6,864. At December 31, 2013, total liabilities were $315,055, consisting of $23,941 in accounts payable and accrued expenses, $284,412 in accounts payable to related parties, and asset retirement obligations of $6,702.

We had cash flow used in operations of $64,568 during the three months ended March 31, 2014 principally due to a net loss of $48,166 and a decrease in accounts payable of $19,822.  We had negative cash flow from operations of $44,002 during the three months ended March 31, 2013 principally due to a net loss of $480,846, an increase in accounts receivable of $2,374, and a decrease in accounts payable of $7,908, partially offset by stock-based compensation of $316,000, and a an increase in payable to related parties of $131,100.

For the three months ended March 31, 2014, cash used in investing activities was $20,000 for a deposit related to the acquisition of a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. For the three months ended March 31, 2013, cash used in investing activities was $50,000 for a payment made to acquire a 10% working interest in the Pierce Junction Field oil and gas property.

For the three months ended March 31, 2014 and 2013, cash provided by financing activities was $84,582 and $94,745, respectively, consisting of advances from a related party.

On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the three months ended March 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration.

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

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field for $131,100 cash and 200,000 shares of AMIN restricted common stock. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field, operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve analysis, including a 4-mile by 4-mile seismic study of the 394 acre lease acquired by Brenham indicated proved undeveloped (PUD) and discounted NPV of 10% valued at $38,259,500. The Company is in the process of obtaining an independent reserve report on its Gillock Field Interest, and plans to seek financing for a two-well development program later in 2014.

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

•

infrastructure construction contracts; and

•

long-term oil and gas property lease arrangements.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2014, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

May 15, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

May 15, 2014

CERTIFICATIONS

I, Charles R. Zeller, certify that:

1. I have reviewed this quarterly report of Brenham Oil & Gas Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 15, 2014

/s/ Charles R. Zeller

Interim CFO

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this quarterly report of Brenham Oil & Gas Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 15, 2014

/s/ Daniel Dror

CEO and Chairman

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of Brenham Oil & Gas Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Brenham Oil & Gas Corp. and results of its operations.

Date:  May 15, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, Chairman & CEO of Brenham Oil & Gas Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Brenham Oil & Gas Corp. and results of its operations.

Date:  May 15, 2014

Daniel Dror

Chairman

/s/ Daniel Dror