Form 10-Q
period 2014-06-30
Brenham Oil & Gas Corp.
filed 2014-08-14
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 14, 2014 is 128,102,064 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,385	$6,859
Accounts receivable	-	3,100
Total current assets	6,385	9,959

Oil and gas properties, full cost method
Costs subject to amortization	93,555	93,555
Costs not being amortized	341,900	91,900
Accumulated depletion	(3,275)	(1,982)
Total assets	$438,565	$193,432

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$248,254	$23,941
Accounts payable – related parties	408,537	284,412
Total current liabilities	656,791	308,353

Long-term liabilities:
Asset retirement obligations	7,030	6,702
Total liabilities	633,821	315,055

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued; 128,102,064 shares outstanding	12,830	12,830
Less: treasury stock, at cost; 191,472 shares	(2,755)	(2,755)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,228,312)	(1,124,679)
Total stockholders’ deficit	(225,256)	(121,623)
Total liabilities and stockholders’ deficit	$438,565	$193,432

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Oil and gas revenues	$5,643	$8,079	$16,064	$16,722

Costs and expenses:
Lease operating expenses	6,052	7,206	16,668	14,391
General and administrative	54,420	58,465	101,408	540,743
Depletion and accretion	638	141	1,621	167
Total operating expenses	61,110	65,812	119,697	555,301

Net loss	$(55,467)	$(57,733)	$(103,633)	$(538,579)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,102,064	118,658,527	128,102,064	116,272,563

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

 (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(103,633)	$(538,579)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	1,621	167
Stock-based compensation	-	316,000
Changes in operating assets and liabilities:
Accounts receivable	3,100	(2,300)
Accounts payable and accrued expenses	(5,687)	11,149
Accounts payable – related parties	-	131,100
Net cash used in operating activities	(104,599)	(82,463)

Cash flows from investing activities:
Payment for acquisition of oil and gas property	(20,000)	(50,000)
Net cash used in investing activities	(20,000)	(50,000)

Cash flows from financing activities:
Advances from related parties, net	124,125	80,102
Principal payments on debt	-	(37,500)
Proceeds from sale of common stock	-	100,000
Net cash provided by financing activities	124,125	142,602

Net increase (decrease) in cash	(474)	10,139
Cash and cash equivalents, beginning of period	6,859	6,679
Cash and cash equivalents, end of period	$6,385	$16,818

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Unpaid portion of Inez oil and gas property acquisition	$230,000	$-
Issuance of note payable for oil and gas property	$-	$37,500
Issuance of common stock to convert payable due to American International Industries, Inc.	$-	$267,171
Capitalized asset retirement costs	$-	$1,868

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Brenham Oil & Gas Corp. (“Brenham”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Brenham's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Brenham Oil & Gas, Inc. was incorporated under the laws of the State of Texas in November 1997, and became a wholly-owned subsidiary of American International Industries, Inc. ("American") in November 1997.  On April 21, 2010, the Company was re-domiciled in Nevada as Brenham Oil & Gas Corp. (“Brenham”), and Brenham Oil & Gas, Inc. became a wholly-owned subsidiary of Brenham.  American was issued 64,977,093 shares of common stock of Brenham in connection with the reorganization in exchange for all shares outstanding of Brenham Oil & Gas, Inc.  The reorganization has been retroactively applied to the consolidated financial statements for all periods presented.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a loss from operations during the six months ended June 30, 2014 and 2013, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during 2014.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Oil & Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, including unproductive wells, are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells, and administrative costs directly attributable to those activities, and asset retirement  costs.  General and administrative costs related to production and general overhead are expensed as incurred.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects.  This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method.  There was no ceiling test write-down recorded during the six months ended June 30, 2014 and 2013.

The Company assesses the carrying value of its unproved properties for impairment periodically.  If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with the Company’s evaluation of goodwill impairment), then the carrying value of the unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test.  There was no impairment during the six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, the Company has properties in the amount of $91,900, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties.  Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of June 30, 2014, Brenham had not recorded any tax benefits from uncertain tax positions.

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

For the six months ended June 30, 2014 and 2013, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Subsequent Events

Brenham has evaluated all transactions from June 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, operations, or cash flows.

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  During the three and six months ended June 30, 2014, depletion of oil and gas properties of $472 and $1,293, respectively, was recorded.  During the three and six months ended June 30, 2013, depletion of oil and gas properties of $141 and $167, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the six months ended June 30, 2014 and 2013, no impairment of oil and gas properties was recorded.

Below are the components of the oil and gas properties balance:

	June 30, 2014	December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	250,000	-
Capitalized asset retirement costs	6,055	6,055
Total oil and gas properties	435,455	185,455
Accumulated depletion	(3,275)	(1,982)
Net capitalized costs	$432,180	$183,473

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

d)       Lease of 394 acres in the Gillock Field- Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of June 30, 2014 and December 31,

2013) and 200,000 shares of American restricted common stock.  Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights.  Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

e)        Lease of 332 acres in the Inez Prospect- On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith.  On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement.  Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the six months ended June 30, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at June 30, 2014.

Note 3. Accounts Payable – Related Parties

Related party payables at June 30, 2014 consists of $277,437 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field.  Related party payables at December 31, 2013 consists of $153,312 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field.  KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer and President.  Scott Gaille is the former President of Brenham.  The advances to Brenham are non-interest bearing and due on demand.

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

During the three and six months ended June 30, 2014, accretion expense of $166 and $328, respectively, was recorded.  During the three and six months ended June 30, 2013, accretion expense of $0 was recorded.

The following table represents the change in the Company’s asset retirement obligations during the six months ended June 30, 2014:

Amount
Asset retirement obligations as of December 31, 2013	$6,702
Additions	-
Current year revision to previous estimates	-
Accretion during the six months ended June 30, 2014	328
Asset retirement obligations as of June 30, 2014	$7,030

Note 5. Equity

Stock Options

A summary of the status of Brenham's stock options to employees during the six months ended June 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2013	3,000,000	$0.035
Granted	-	$-
Exercised	-	N/A
Canceled / Expired	-	N/A

Outstanding and exercisable as of June 30, 2014	3,000,000	$0.035	$-

 The stock options outstanding at June 30, 2014 have a remaining life of 1.43 years.

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

Our focus for international exploration is Sub-Saharan Africa. This is based on the considerable experience of our management team, which includes a track record of acquisitions and discoveries for major oil and gas companies in Africa. The analysis used by Brenham to identify exploration acquisitions is based on a top-down and bottom-up approach. The “top-down” process seeks to utilize our management team’s prior experience of comparing analogues of success and failure from seismic and drilling data in Africa (and elsewhere) for purposes of generating a “short-list” of the most attractive blocks. The “bottom-up” process seeks to obtain narrowly focused, prospect-specific data on a block-by-block basis. The “bottom-up” review of specific blocks is used to confirm management’s “short-list” of recommendations.

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

Refer to the tables related to proved oil and gas reserves, together with the changes therein, proved developed reserves, and proved underdeveloped reserves for the years ended December 31, 2013 and 2012 in the audited consolidated financial statements and notes thereto contained in Brenham's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

THREE MONTHS ENDED JUNE 30, 2014 VERSUS THREE MONTHS ENDED JUNE 30, 2013

Net loss for the three months ended June 30, 2014 was $55,467, compared to $57,733 for the three months ended June 30, 2013. Oil and gas revenues for the three months ended June 30, 2014 were $5,643, compared to $8,079 for the three months ended June 30, 2013, consisting primarily of Brenham’s 10% working interest in the Pierce Junction Field. The year over year decrease in oil and gas revenues was due to a temporary shutdown of the wells, which has since been curtailed. Lease operating expenses for the Pierce Junction Field were $6,052 for the three months ended June 30, 2014, compared to $7,206 for the three months ended June 30, 2013. General and administrative expenses for the three months ended June 30, 2014 were $54,420, and consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the three months ended June 30, 2013 were $58,465, and consisted primarily of executive compensation and legal and professional expenses.

SIX MONTHS ENDED JUNE 30, 2014 VERSUS SIX MONTHS ENDED JUNE 30, 2013

Net loss for the six months ended June 30, 2014 was $103,633, compared to $538,579 for the six months ended June 30, 2013. Oil and gas revenues for the six months ended June 30, 2014 were $16,064, compared to $16,772 for the three months ended June 30, 2013, consisting primarily of Brenham’s 10% working interest in the Pierce Junction Field. Lease operating expenses for the Pierce Junction Field were $16,668 for the six months ended June 30, 2014, compared to $14,391 for the three months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 were $101,408, and consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the six months ended June 30, 2013 were $540,743, and consisted of $131,100 incurred in connection with the Gillock Field lease, $316,000 of stock-based compensation incurred in connection with the Gillock Field lease, and $93,643 in executive compensation, travel, and legal and professional expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014 and December 31, 2013, total assets were $438,565 and $193,432, respectively. We had cash of $6,385 and $6,859 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and 2013, we had accounts receivable of $0 and $3,100, respectively. At June 30, 2014, long-term assets consisted of oil and gas properties of $432,180. At December 31, 2013, long-term assets consisted of oil and gas properties of $183,473.

At June 30, 2014, total liabilities were $663,821, consisting of $248,254 in accounts payable and accrued expenses, $408,537 of accounts payable to related parties, and asset retirement obligations of $7,030. At December 31, 2013, total liabilities were $315,055, consisting of $23,941 in accounts payable and accrued expenses, $284,412 in accounts payable to related parties, and asset retirement obligations of $6,702.

We had cash flow used in operations of $104,599 during the six months ended June 30, 2014, principally due to a net loss of $103,633 and a decrease in accounts payable and accrued expenses of $5,687. We had cash flow used in operations of $82,463 during the six months ended June 30, 2013, principally due to a net loss of $538,579, offset by an increase in accounts payable and accrued expenses of $11,149, stock-based compensation of $316,000 and a payable to related parties of $131,100.

For the six months ended June 30, 2014, cash used in investing activities was $20,000 related to the acquisition of a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. For the six months ended June 30, 2013, cash used in investing activities was $50,000 for a payment made to acquire a 10% working interest in the Pierce Junction Field oil and gas property.

For the six months ended June 30, 2014 and 2013, cash provided by financing activities was $124,125 and $142,602, respectively.  For the six months ended June 30, 2014, this consisted of advances from related parties. For the six months ended June 30, 2013, this consisted of advances from related parties of $80,102 and proceeds from the sale of common stock of $100,000, offset by principal payments on debt of $37,500.

On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the six months ended June 30, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration.

On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. Brenham's asset acquisition includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by Brenham on a well-by-well basis to produce additional oil reserves from several producing horizons. Brenham is presently negotiating to acquire an additional 85% ownership of the Pierce Junction Field.

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

Until such time as we can identify specific prospects, we cannot determine with any certainty the amount of capital that we will be required to raise to fund each potential prospect. To date, we have not begun negotiations with any investment bank, financial institution or other source of funding for the purpose of raising either equity or debt capital, nor have we negotiated with any potential joint venture partner for the purpose of pursuing any potential prospect. Only when, and if we identify prospects and seek to enter into contracts, licenses or other arrangements to pursue such prospects will we be able to determine the amount of funding that will be required for each such prospect. We have no arrangements with our executive officers or principal shareholders to provide any funding and any funding that they may be requested to provide may be limited.

Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our shareholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing shareholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects, which we would otherwise develop on our own, or with a majority working interest.

Contractual Obligations

In the future, we may be party to the following contractual arrangements, which will subject us to further contractual obligations:

•

credit facilities;

•

contracts for the lease of drilling rigs;

•

contracts for the provision of production facilities;

•

infrastructure construction contracts; and

•

long-term oil and gas property lease arrangements.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2014, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2013.

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

By /s/ Daniel Dror

Daniel Dror

Chief Executive Officer, President and Chairman

August 14, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

August 14, 2014

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

Date: August 14, 2014

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

Date: August 14, 2014

/s/ Daniel Dror

CEO and Chairman

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of Brenham Oil & Gas Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended June 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Brenham Oil & Gas Corp. and results of its operations.

Date: August 14, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of Brenham Oil & Gas Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended June 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Brenham Oil & Gas Corp. and results of its operations.

Date: August 14, 2014

Daniel Dror

CEO and Chairman

/s/ Daniel Dror