Form 10-Q
period 2014-09-30
Brenham Oil & Gas Corp.
filed 2014-11-17
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuers classes of equity as of November 17, 2014 is 128,042,064 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,642	$6,859
Accounts receivable	1,379	3,100
Total current assets	10,021	9,959

Oil and gas properties, full cost method
Costs subject to amortization	93,717	93,555
Costs not being amortized	341,900	91,900
Accumulated depletion	(3,393)	(1,982)
Total assets	$442,245	$193,432

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$242,036	$23,941
Accounts payable – related parties	470,195	284,412
Total current liabilities	712,231	308,353

Long-term liabilities:
Asset retirement obligations	7,719	6,702
Total liabilities	719,950	315,055

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued; 128,102,064 shares outstanding	12,830	12,830
Less: treasury stock, at cost; 251,472 and 191,472 shares, respectively	(4,461)	(2,755)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,279,055)	(1,124,679)
Total stockholders’ deficit	(277,705)	(121,623)
Total liabilities and stockholders’ deficit	$442,245	$193,432

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Oil and gas revenues	$9,016	$11,186	$25,080	$27,908

Costs and expenses:
Lease operating expenses	9,580	8,799	26,248	23,190
General and administrative	49,534	76,553	150,942	617,296
Depletion and accretion	645	28	2,266	195
Total operating expenses	59,759	85,380	179,456	640,681

Net loss	$(50,743)	$(74,194)	$(154,376)	$(612,773)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	128,102,064	122,597,642	128,102,064	118,404,092

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

 (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(154,376)	$(612,773)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	2,266	195
Stock-based compensation	-	316,000
Changes in operating assets and liabilities:
Accounts receivable	1,721	(3,976)
Accounts payable and accrued expenses	(11,905)	475
Accounts payable – related parties	-	131,100
Net cash used in operating activities	(162,294)	(168,979)

Cash flows from investing activities:
Payment for acquisition of oil and gas property	(20,000)	(87,500)
Net cash used in investing activities	(20,000)	(87,500)

Cash flows from financing activities:
Advances from related parties, net	185,783	157,095
Payments for acquisition of treasury stock	(1,706)	(884)
Proceeds from sale of common stock	-	100,000
Net cash provided by financing activities	184,077	256,211

Net increase (decrease) in cash	1,783	(268)
Cash and cash equivalents, beginning of period	6,859	6,679
Cash and cash equivalents, end of period	$8,642	$6,411

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Unpaid portion of Inez oil and gas property acquisition	$230,000	$-
Issuance of common stock to convert payable due to American International Industries, Inc.	$-	$267,171
Change in estimate of asset retirement costs	$162	$1,966

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a loss from operations during the nine months ended September 30, 2014 and 2013, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during the remainder of 2014.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects.  This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method.  There was no ceiling test write-down recorded during the nine months ended September 30, 2014 and 2013.

The Company assesses the carrying value of its unproved properties for impairment periodically.  If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with the Company’s evaluation of goodwill impairment), then the carrying value of the unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test.  There was no impairment during the nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, the Company has properties in the amount of $341,900 and $91,900, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties.  Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2014, Brenham had not recorded any tax benefits from uncertain tax positions.

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

For the nine months ended September 30, 2014 and 2013, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Subsequent Events

Brenham has evaluated all transactions from September 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, operations, or cash flows.

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  During the three and nine months ended September 30, 2014, depletion of oil and gas properties of $118 and $1,411, respectively, was recorded.  During the three and nine months ended September 30, 2013, depletion of oil and gas properties of $23 and $101, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the nine months ended September 30, 2014 and 2013, no impairment of oil and gas properties was recorded.

Below are the components of the oil and gas properties balance:

	September 30, 2014	December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	250,000	-
Capitalized asset retirement costs	6,217	6,055
Total oil and gas properties	435,617	185,455
Accumulated depletion	(3,393)	(1,982)
Net capitalized costs	$432,224	$183,473

a)       Royalty interest in 24 acres in Washington County, Texas - The Company has an oil and gas mineral royalty interest, covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0.  The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.  Royalties on the minerals produced are currently incidental and paid to the Company as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas); the royalty is one-ninth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes.  In addition, the Company is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b)       Royalty interest in 700 acres in the Permian Basin - On July 22, 2011, the Company entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which the Company acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas.  The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011.  The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted common shares of Brenham, valued at $8,400, with an additional 2,000,000 restricted common shares to be issued contingent upon realization of certain production targets in 2012.  On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance; Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius.  In addition, the contingency to issue additional shares was removed.

c)       10% working interest in the Pierce Junction Field - On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013.  On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d)       Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of September 30, 2014 and December 31, 2013) and 200,000 shares of American restricted common stock.  Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights.  Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

e)        Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith.  On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement.  Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the nine months ended September 30, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at September 30, 2014.  Exploration has not yet commenced, and the property is in the process of being sold.  However, there can be no assurance that a sale will take place.

Note 3. Accounts Payable – Related Parties

Related party payables at September 30, 2014 consists of $339,095 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field.  Related party payables at December 31, 2013 consists of $153,312 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field.  KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer and President.  Scott Gaille is the former President of Brenham.  The advances to Brenham are non-interest bearing and due on demand.

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

During the three and nine months ended September 30, 2014, accretion expense of $527 and $855, respectively, was recorded.  During the three and nine months ended September 30, 2013, accretion expense of $5 and $94, respectively, was recorded.

The following table represents the change in the Company’s asset retirement obligations during the nine months ended September 30, 2014:

Amount
Asset retirement obligations as of December 31, 2013	$6,702
Additions	-
Current year revision to previous estimates	162
Accretion during the nine months ended September 30, 2014	855
Asset retirement obligations as of September 30, 2014	$7,719

Note 5. Equity

During the nine months ended September 30, 2014, Brenham paid $1,706 to repurchase 60,000 shares of its common stock for treasury.

Stock Options

A summary of the status of Brenham's stock options to employees during the nine months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2013	3,000,000	$0.035	$-
Granted	-	$-
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of September 30, 2014	3,000,000	$0.035	$-

The stock options outstanding at September 30, 2014 have a remaining life of 1.18 years.

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

Our focus for international exploration is Sub-Saharan Africa. This is based on the considerable experience of our management team, which includes a track record of acquisitions and discoveries for major oil and gas companies in Africa. The analysis used by Brenham to identify exploration acquisitions is based on a top-down and bottom-up approach. The “top-down” process seeks to utilize our management team’s prior experience of comparing analogues of success and failure from seismic and drilling data in Africa (and elsewhere) for purposes of generating a “short-list” of the most attractive blocks. The “bottom-up” process seeks to obtain narrowly focused, prospect-specific data on a block-by-block basis. The “bottom-up” review of specific blocks is used to confirm management’s “short-list” of recommendations. The outcome is uncertain.

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

THREE MONTHS ENDED SEPTEMBER 30, 2014 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2013

Net loss for the three months ended September 30, 2014 was $50,743, compared to $74,194 for the three months ended September 30, 2013. Oil and gas revenues for the three months ended September 30, 2014 were $9,016, compared to $11,186 for the three months ended September 30, 2013, consisting primarily of Brenham’s 10% working interest in the Pierce Junction Field. The year over year decrease in oil and gas revenues was due to decreased production. Lease operating expenses for the Pierce Junction Field were $9,580 for the three months ended September 30, 2014, compared to $8,799 for the three months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 were $49,534, and consisted primarily of executive compensation and legal and professional expenses. General and administrative expenses for the three months ended September 30, 2013 were $76,553, and consisted primarily of executive compensation and legal and professional expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2013

Net loss for the nine months ended September 30, 2014 was $154,376, compared to $612,773 for the nine months ended September 30, 2013. Oil and gas revenues for the nine months ended September 30, 2014 were $25,080, compared to $27,908 for the nine months ended September 30, 2013, consisting primarily of Brenham’s 10% working interest in the Pierce Junction Field. The year over year decrease in oil and gas revenues was due to a temporary shutdown of the wells, which has since been curtailed. Lease operating expenses for the Pierce Junction Field were $26,248 for the nine months ended September 30, 2014, compared to $23,190 for the nine months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 were $150,942, and consisted primarily of executive compensation and legal and professional expenses. General and administrative expenses for the nine months ended September 30, 2013 were $617,296, and consisted of $131,100 incurred in connection with the Gillock Field lease, $316,000 of stock-based compensation incurred in connection with the Gillock Field lease, and $170,196 in executive compensation, travel, and legal and professional expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014 and December 31, 2013, total assets were $442,245 and $193,432, respectively. We had cash of $8,642 and $6,859 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, we had accounts receivable of $1,379 and $3,100, respectively. At September 30, 2014, long-term assets consisted of oil and gas properties of $432,224. At December 31, 2013, long-term assets consisted of oil and gas properties of $183,473.

At September 30, 2014, total liabilities were $719,950, consisting of $242,036 in accounts payable and accrued expenses, $470,195 of accounts payable to related parties, and asset retirement obligations of $7,719. At December 31, 2013, total liabilities were $315,055, consisting of $23,941 in accounts payable and accrued expenses, $284,412 in accounts payable to related parties, and asset retirement obligations of $6,702.

We had cash flow used in operations of $162,294 during the nine months ended September 30, 2014, principally due to a net loss of $154,376, a decrease in accounts payable and accrued expenses of $11,905, and depletion and accretion of $2,266, offset by a decrease in accounts receivable of $1,721. We had cash flow used in operations of $168,979 during the nine months ended September 30, 2013, principally due to a net loss of $612,773 and an increase in accounts receivable of $3,976, offset by stock-based compensation of $316,000, payable to related party of $131,100, depletion and accretion of $195, and an increase in accounts payable and accrued expenses of $475.

For the nine months ended September 30, 2014, cash used in investing activities was $20,000, related to the acquisition of a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. For the nine months ended September 30, 2013, cash used in investing activities was $87,500 for a payment made to acquire a 10% working interest in the Pierce Junction Field oil and gas property.

For the nine months ended September 30, 2014, cash provided by financing activities was $184,077, which consisted of advances from related parties totaling $185,783, and was partially offset by $1,706 for the repurchase of 60,000 shares of Brenham's common stock for treasury. For the nine months ended September 30, 2013, cash provided by financing activities was $256,211, which consisted of advances from related parties totaling $157,095 and proceeds from the sale of common stock of $100,000, and was partially offset by $884 for the repurchase of 26,000 shares of Brenham's common stock for treasury.

On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the nine months ended September 30, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration.

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

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field for $131,100 cash and 200,000 shares of AMIN restricted common stock. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field, operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve analysis, including a 4-mile by 4-mile seismic study of the 394 acre lease acquired by Brenham indicated proved undeveloped (PUD) and discounted NPV of 10% valued at $38,259,500. The Company is in the process of obtaining an independent reserve report on its Gillock Field Interest, and plans to seek financing for a two-well development program in late 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2014, there were no material changes from risk factors as disclosed in the Company’s annual report for the year ended December 31, 2013.

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

November 17, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

November 17, 2014

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

Date: November 17, 2014

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

Date: November 17, 2014

/s/ Daniel Dror

CEO and Chairman

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of Brenham Oil & Gas Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended September 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Brenham Oil & Gas Corp. and results of its operations.

Date: November 17, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of Brenham Oil & Gas Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended September 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Brenham Oil & Gas Corp. and results of its operations.

Date: November 17, 2014

Daniel Dror

CEO and Chairman

/s/ Daniel Dror