Form 10-Q/A
period 2014-09-30
Brenham Oil & Gas Corp.
filed 2014-11-18
CIK 1501720

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 18, 2014 is 128,102,064 shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-Q of Brenham Oil & Gas Corp. for the quarterly ended September 30, 2014, filed with the Securities and Exchange Commission on November 17, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

November 18, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

November 18, 2014

2

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

Date:  November 18, 2014

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

Date:  November 18, 2014

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

Date:  November 18, 2014

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

Date:  November 18, 2014

Daniel Dror

Chairman

/s/ Daniel Dror