Form 10-K/A
period 2013-12-31
Brenham Oil & Gas Corp.
filed 2014-12-08
CIK 1501720

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

 EXPLANATORY NOTE

This amendment to Form 10-K is being filed to add additional disclosures which were erroneously excluded in our initial filing, which relate to the following: Cautionary Statement regarding Forward-Looking Statements, Executive Compensation, and Certain Relationships and Related Transactions. Please note that these changes did not affect the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statement of Changes in Stockholders’ Deficit, or the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012. No other items have been changed or updated from our initial filing.

TABLE OF CONTENTS

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of Brenham Oil & Gas Corp., a Nevada corporation (hereinafter the "Company", the "Registrant", or "Brenham") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. However based upon the Registrant’s current stock price it is not eligible to rely upon the traditional safe harbors within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Registrant has made certain forward-looking statements in good faith based upon on its current expectations and projections about future events. These forward-looking statements are not guarantees but rather are projections based upon current facts subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimate of the Company’s proved reserves as of December 31, 2013 has been prepared and presented in accordance with current SEC rules and accounting standards which require SEC reporting companies to prepare their reserve estimates using specific reserve definitions and pricing based on 12- month un-weighted first-day-of-the-month average pricing. Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The accuracy of the Company’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. As these factors could deviate significantly from actual results, reserve estimates may materially vary from the ultimate quantities of oil and gas eventually recovered.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2014

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

Bryant M. Mook was appointed Brenham’s President and Chief Operating Officer on February 28, 2013. He had served as Vice President of the Company since July 2010, is a registered geologist with a Masters degree in Petroleum Engineering from Colorado School of Mines and has more than 35 years of multi-disciplinary experience in oil and gas. He devotes approximately 10% of his professional time to Brenham’s business. For the past five years, Mr. Mook has worked as a technical advisor and consulting petroleum engineer in Houston, Texas, providing technical, reserve, valuation, and management expertise for numerous oil and gas companies. Mr. Mook also has served as an independent technical consultant and reserve engineer with La Cortez Energy Inc., and as an independent consultant-technical advisor for public reporting and engineering support reporting with American Standard Energy Corp., both of which are public companies.

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

(1) Appointed as Interim CFO on November 21, 2013

(2) Resigned as Director, VP, and CFO on November 21, 2013

(3) The $316,000 of non-cash-based compensation would make KDT the highest paid executive officer of Brenham requiring its inclusion on this compensation table, however KDT performs no services for Brenham rather it is a related party as set forth below which leases certain mineral rights to Brenham. The $316,000 contained in the statement of cash flows represents the grant date fair value of the 3,326,316 shares of Brenham’s Common Stock which was issued to American, which equaled the grant date fair value of the 200,000 shares of American Restricted Common Stock issued on the Company’s behalf to Kemah Development Texas, L.P. (“KDT”) and the Daniel Dror II Trust (“DDIIT”) for the lease of the 394 acres in the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror Brenham’s Chairman, Chief Executive Officer and President. As this is a related party transaction, the value of the lease must be recorded at the original cost of the mineral rights to KDT, which cannot be separated from the total consideration paid by KDT. Therefore Brenham recorded the lease at $0, the original cost of the mineral rights to KDT and recorded stock based compensation of $316,000.

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

Brenham at December 31, 2013 had accounts payable due to related parties and had received advances from related party namely its parent American which owns 51% Brenham’s issued and outstanding Common Stock. American’s advances are to assist with Brenham's operating expenses. There is an additional payable owed to KDT, which is owned by an entity which is controlled by the brother of Brenham’s Chairman of the Board, Chief Executive Officer and President for the acquisition of mineral rights for the Gillock Field. These advances are non-interest bearing and due on demand.

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

April 15, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

April 15, 2014

S. Scott Gaille

Director

April 15, 2014

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this annual report of Brenham Oil & Gas, Inc.;

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

Date: April 15, 2014

/s/ Daniel Dror

CEO, President and Chairman

CERTIFICATIONS

I, Charles R. Zeller, certify that:

1. I have reviewed this annual report of Brenham Oil & Gas, Inc.;

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

Date: April 15, 2014

/s/ Charles R. Zeller

Interim CFO

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO, President and Chairman of Brenham Oil & Gas, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-K for the period ended December 31, 2013.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Brenham Oil & Gas, Inc. and results of its operations.

Date: April 15, 2014

Daniel Dror

Chairman

/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American Brenham Oil & Gas, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-K for the period ended December 31, 2013.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Brenham Oil & Gas, Inc. and results of its operations.

Date: April 15, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller