Form 10-K
period 2014-12-31
Brenham Oil & Gas Corp.
filed 2015-04-08
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $945,222 based on the closing sale price of $0.021 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 7, 2015 is 128,041,564 shares of common stock.

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

Recent Developments

On January 16, 2014, Brenham acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest after payout of 74%. The Company will pay an additional $230,000 to the Seller prior to the beginning of any oil & gas exploration. Exploration has not yet commenced, and the property is in the process of being sold. However, there can be no assurance that a sale will take place.

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

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field for $131,100 cash and 200,000 shares of AMIN restricted common stock. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve analysis, including a 4 mile by 4 mile seismic study of the 394 acre lease acquired by Brenham indicated resources with a discounted NPV of 10% valued at $38,259,500. The Company is in the process of obtaining an independent reserve report on its Gillock Field Interest, and plans to seek financing for a two-well development program later in 2015.

In December 2012, Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp., executed a Production Sharing Contract with the Government of Equatorial Guinea in West Africa. Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license. Brenham is negotiating the sale of its interest in Block Y for purposes of focusing the Companies’ near-term efforts and resources on the Texas assets.

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

Gillock Field - Galveston County, Texas

Gillock Fields are segments of a large, complexly faulted deep seated salt dome. Brenham purchased four square miles of 3-D seismic data for the purpose of completion of its drilling program in this field. A preliminary review of the reprocessed 3-D seismic data shows numerous fault traps and amplitude bright spots normally associated with hydrocarbon production at both the Frio and deeper Vicksburg level. Additionally, structural rollover indicative of a hydrocarbon trap is also present in shallower horizons as well. As there are well over 20 pay zones in Gillock Field, the possibility of shallower pay would not be a surprise and all of the aforementioned anomalies are being carefully investigated and evaluated by our experienced geophysical team. The 3-D seismic data in conjunction with adjacent and nearby production will enable Brenham to pick precise drillable locations in the Frio as well as providing Brenham the opportunity to upgrade the reserve category of the Vicksburg Formation, thereby enhancing the value of the Company.

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

Victoria County, Texas

On January 16, 2014, Brenham acquired a 332-acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest after payout of 74%. In January 1990, Ken Petroleum Corporation drilled and completed the #1 Roberts Unit in the Inez (8,600') Field in Victoria County, Texas. The well was initially completed in the Yegua "B" between 8498-8510' and flowed 2,668 MCFGPD on an 8/64" choke. In February 1990, Stuart Petroleum Testers performed a Full Scale Separator Test, and it was determined that the Roberts well had a potential of 9,000 MCFGPD and 65.14 barrels of 48° API condensate during the 4-point test. The well later encountered mechanical problems and has since been shut-in.

Brenham plans to side-track or drill a new well to regain production from the well in the Yegua. Reserves are estimated to be 4 billion cubic feet of gas and 160,000 barrels of condensate per well from the Yegua. Brenham can drill 3-4 wells on the lease.

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

Washington County, Texas

Since November 7, 1997 (inception), Brenham Oil & Gas Inc. has owned an oil and gas mineral royalty interest on a 24-acre parcel of land located in Washington County, Texas. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.

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

Clean Water Act

The U.S. Federal Water Pollution Control Act of 1972, as amended, ("CWA") imposes restrictions and controls on the discharge of pollutants, produced waters and other oil and gas and natural gas wastes into waters of the U.S. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Under the CWA, permits must be obtained to discharge pollutants into regulated waters. In addition, certain state regulations and the general permits issued under the federal National Pollutant Discharge Elimination System program prohibit discharge of produced waters and sand, drilling fluids, drill cuttings, and certain other substances related to the oil and gas industry into certain coastal and offshore waters.

The CWA provides for civil, criminal, and administrative penalties for unauthorized discharges of oil and gas and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up related damage and for natural resource damages resulting from the release. Comparable state statutes impose liabilities and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

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

Employees

As of December 31, 2014, we had four employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

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

Our future development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would delay or even prevent us from successfully pursuing and fully developing our business plan and our ability to generate revenues in both the short- and long-term.

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

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of Common Stock, par value $0.0001 and 10,000,000 shares of Preferred Stock, par value $0.0001. At December 31, 2014, we had 128,293,536 shares of Common Stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of Common Stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of Common Stock may adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission (“SEC”)

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to us by American on a rent-free basis.

For information regarding the Company’s oil & gas properties, see “Item 1. Description of Business” above.

ITEM 3. LEGAL PROCEEDINGS

In 2011, Brenham commenced a lawsuit in District Court, Harris County, Texas.  The defendants in the case are presently TGS-NOPEC and ENI S.p.A.  The allegations against TGS-NOPEC are that it tortuously interfered with Brenham's agreement to acquire participation rights to deepwater oil exploration of the Block 2 concession in the territorial waters off the Republic of Togo, which borders Ghana and is adjacent to the significant 1.2 billion barrel Jubilee Discovery.  Brenham’s Petition alleges that in early 2010, representatives for Brenham Oil initiated contact with the Oil Minister for Togo regarding acquisition of an oil and gas concession.  Discussions followed that ultimately resulted in Brenham Oil forwarding an initial proposal for a Production Sharing Contract for the Togolese Republic Block 2.  In May 2011, during face to face meetings in Lome, Togo, between representatives of Brenham Oil, and Togo’s Oil Minister and Director of Hydrocarbons, the parties entered mutual oral agreements for performing the due diligence necessary for negotiating the final Production Sharing Contract.  At the direction of the Togo government, Brenham Oil contacted TGS about providing the 2D seismic data and geological information about Block 2 that was in TGS’s possession.  Brenham Oil incurred substantial time, resources, and manpower in performing its due diligence obligations in order to be in a position to enter into a mutually beneficial Production Sharing Contract with Togo for Block 2.  Brenham Oil was subsequently advised that Togo’s Oil Minister had received correspondence from a TGS representative, which indicated that Brenham Oil was a small company with inadequate experience and resources to realize the full potential of Block 2, and which also recommended that Togo not do business with Brenham Oil.  Although Brenham Oil negotiated a “Production Sharing Contract for Togolese Republic Block 2” with Togo’s counsel, and delivered the board approved written contract to Togo’s Oil Minister, Togo did not return the executed contract.  Rather, in October 2010, Togo publically announced that it had entered into an agreement regarding exploration, development, and production of Block 2, with the oil and gas conglomerate, Eni.  Brenham’s claims are currently in the process of being appealed over matters primarily related to whether the Texas court was the appropriate venue for pursuing the claims.  Brenham is represented by Houston law firm Fleming, Nolen & Jez, LLP, which has successfully represented thousands of clients in complex legal matters throughout the United States.

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

	2014		2013
	High	Low	High	Low
First Quarter ended March 31,	$0.05	$0.0125	$0.12	$0.04
Second Quarter ended June 30,	$0.045	$0.025	$0.12	$0.03
Third Quarter ended September 30,	$0.03	$0.012	$0.05	$0.01
Fourth Quarter ended December 31,	$0.032	$0.01	$0.06	$0.02

As of December 31, 2014, our shares of common stock were held by approximately 550 stockholders of record. The transfer agent for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

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

Critical Accounting Policies

The following summarized several of our critical accounting policies. For a complete list of our significant accounting policies, see Note 1 to the consolidated financial statements for the years ended December 31, 2014 and 2013.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write down recorded for the years ended December 31, 2014 and 2013.

We assess the carrying value of our unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with our evaluation of goodwill impairment), then the carrying value of our unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. There was no impairment in the years ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Company has properties in the amount of $341,900 and $91,900, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimate of the Company’s proved reserves as of December 31, 2014 has been prepared and presented in accordance with current SEC rules and accounting standards which require SEC reporting companies to prepare their reserve estimates using specific reserve definitions and pricing based on 12-month un-weighted first-day-of-the-month average pricing. Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The accuracy of the Company’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. As these factors could deviate significantly from actual results, reserve estimates may materially vary from the ultimate quantities of oil and gas eventually recovered.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 VERSUS YEAR ENDED DECEMBER 31, 2013

Net loss for the year ended December 31, 2014 was $201,781. Revenue for the year ended December 31, 2014 was $33,094 for oil and gas mineral royalty interests. Lease operating expenses totaled $38,516 for the year ended December 31, 2014. General and administrative expenses for the year ended December 31, 2014 were $193,408 and consisted of executive compensation, travel, and legal and professional expenses. Depletion and accretion expense was $2,951 during the year ended December 31, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014 and 2013, total assets were $435,441 and $193,432, respectively. We had cash of $6,000 and $6,859 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, long-term assets consisted of oil and gas properties of $429,441 and $183,473, respectively. At December 31, 2014, total liabilities were $760,551, consisting of $249,235 of accounts payable, $505,695 of accounts payable to related parties, and an asset retirement obligation of $5,621. At December 31, 2013, total liabilities were $315,055, consisting of $23,941 of accounts payable, $284,412 of accounts payable to related parties, and an asset retirement obligation of $6,702.

We used cash in operating activities of $200,436 during the year ended December 31, 2014, principally as a result of a net loss of $201,781. We used cash in operating activities of $176,562 during the year ended December 31, 2013, principally as a result of a net loss of $621,918, offset by non-cash stock-based compensation of $316,000 and an increase in accounts payable-related parties of $131,100.

For the year ended December 31, 2014 and 2013, cash used in investing activities totaled $20,000 and $157,500, respectively, which were payments for the acquisition of oil and gas properties.

For the year ended December 31, 2014, cash provided by financing activities was $219,577, consisting of $221,283 in advances from related parties, offset by $1,706 for the repurchase of 60,000 shares of Brenham's common stock for treasury. For the year ended December 31, 2013, cash provided by financing activities was $334,242, consisting of $135,285 in advances from related parties and $200,000 in proceeds from the sale of common stock, offset by $1,043 for the repurchase of 28,000 shares of Brenham's common stock for treasury.

 On January 16, 2014, we acquired a 332-acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. The Company will pay an additional $230,000 to the Seller prior to the beginning of any oil & gas exploration. Exploration has not yet commenced, and the property is in the process of being sold. However, there can be no assurance that a sale will take place.

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

Until such time as we can identify specific prospects, we cannot determine with any certainty the amount of capital that we will be required to raise to fund each potential prospect. To-date, we have not begun negotiations with any investment bank, financial institution, or other source of funding for the purpose of raising either equity or debt capital, nor have we negotiated with any potential joint venture partner for the purpose of pursuing any potential prospect. Only when and if we identify prospects and seek to enter into contracts, licenses or other arrangements to pursue such prospects will we be able to determine the amount of funding that will be required for each such prospect. We have no arrangements with our executive officers or principal shareholders to provide any funding and any funding that they may be requested to provide may be limited.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Brenham Oil & Gas Corp.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of Brenham Oil & Gas Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Brenham Oil & Gas Corp. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss from operations in 2014 and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 8, 2015

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,000	$6,859
Accounts receivable	-	3,100
Total current assets	6,000	9,959

Oil and gas properties, full cost method:
Costs subject to amortization	91,503	93,555
Costs not being amortized	341,900	91,900
Accumulated depletion	(3,962)	(1,982)
Total assets	$435,441	$193,432

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$249,235	$23,941
Accounts payable – related parties	505,695	284,412
Total current liabilities	754,930	308,353

Long-term liabilities:
Asset retirement obligations	5,621	6,702
Total liabilities	760,551	315,055

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued and outstanding	12,830	12,830
Less: treasury stock, at cost; 251,472 and 191,472 shares, respectively	(4,461)	(2,755)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,326,460)	(1,124,679)
Total stockholders’ deficit	(325,110)	(121,623)
Total liabilities and stockholders’ deficit	$435,441	$193,432

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Oil and gas revenues	$33,094	$36,483

Costs and expenses:
Lease operating expenses	38,516	34,407
General and administrative	193,408	621,365
Depletion and accretion	2,951	2,629
Total operating expenses	234,875	658,401

Net loss	$(201,781)	$(621,918)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	128,102,064	120,440,313

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2012	110,577,093	$11,058	$(1,712)	$211,582	$(502,761)	$(281,833)
Issuance of common shares for cash	11,050,127	1,105	-	198,895	-	200,000
Stock-based compensation	3,326,316	333	-	315,667	-	316,000
Debt converted to equity	3,340,000	334	-	266,837	-	267,171
Acquisition of treasury shares	-	-	(1,043)	-	-	(1,043)
Net loss	-	-	-	-	(621,918)	(621,918)
Balance at December 31, 2013	128,293,536	12,830	(2,755)	992,981	(1,124,679)	(121,623)
Acquisition of treasury shares	-	-	(1,706)	-	-	(1,706)
Net loss	-	-	-	-	(201,781)	(201,781)
Balance at December 31, 2014	128,293,536	$12,830	$(4,461)	$992,981	$(1,326,460)	$(325,110)

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(201,781)	$(621,918)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	2,951	2,629
Stock-based compensation	-	316,000
Changes in operating assets and liabilities:
Accounts receivable	3,100	(3,100)
Accounts payable and accrued expenses	(4,706)	(1,273)
Accounts payable – related parties	-	131,100
Net cash used in operating activities	(200,436)	(176,562)

Cash flows from investing activities:
Payment for acquisition of oil and gas property	(20,000)	(157,500)
Net cash used in investing activities	(20,000)	(157,500)

Cash flows from financing activities:
Advances from related parties, net	221,283	135,285
Payments for acquisition of treasury stock	(1,706)	(1,043)
Proceeds from sale of common stock	-	200,000
Net cash provided by financing activities	219,577	334,242

Net increase (decrease) in cash	(859)	180
Cash and cash equivalents, beginning of period	6,859	6,679
Cash and cash equivalents, end of period	$6,000	$6,859

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Unpaid portion of Inez oil and gas property acquisition	$230,000	$-
Accrued oil and gas exploration costs	$-	$13,500
Issuance of common stock to convert payable due to American International Industries, Inc.	$-	$267,171
Change in estimate of asset retirement costs	$2,052	$6,055

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

The Company has an oil and gas mineral royalty interest covering a 24-acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. In July 2011, we purchased unproved oil and gas properties in the Permian Basin near Abilene, Texas.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss from operations in 2014, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2015. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write down recorded for the years ended December 31, 2014 and 2013.

We assess the carrying value of our unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with our evaluation of goodwill impairment), then the carrying value of our unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. There was no impairment in the years ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Company has properties in the amount of $341,900, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimate of the Company’s proved reserves as of December 31, 2014 has been prepared and presented in accordance with current SEC rules and accounting standards which require SEC reporting companies to prepare their reserve estimates using specific reserve definitions and pricing based on 12-month un-weighted first-day-of-the-month average pricing. Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The accuracy of the Company’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. As these factors could deviate significantly from actual results, reserve estimates may materially vary from the ultimate quantities of oil and gas eventually recovered.

Revenue Recognition

The Company generally sells crude oil and natural gas under short-term agreements at prevailing market prices. In some cases (e.g., natural gas), products may be sold under long-term agreements, with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured.

Revenues from the production of natural gas properties in which the Company has an interest with other producers are recognized on the basis of the Company’s net working interest. Differences between actual production and net working interest volumes are not significant.

Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges measured at the book value of the item sold.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2014, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during a period. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding.

For the years ended December 31, 2014 and 2013, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Subsequent Events

Brenham has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the FASB issued an ASU addressing recognition of revenue from contracts with customers. When adopted, this guidance will supersede current revenue recognition rules currently followed by the Company. The core principle of the new ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides five steps for an entity to apply in recognizing revenue, including: (1) identify the customer contract; (2) identify the contractual performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the contractual performance obligations; and (5) recognize revenue when the performance obligation is satisfied. The new ASU also requires additional disclosures regarding significant contracts with customers. The new ASU will be effective for the Company on January 1, 2017, and early adoption is not permitted. For transition purposes, the new ASU permits either (a) a retrospective application to all years presented, or (b) an alternative transition method whereby the new guidance is only applied to contracts not completed at the date of initial application. The vast majority of the Company’s revenue is recognized when oil and natural gas produced by the Company is delivered and legal ownership of these products has transferred to the purchaser. Based on the Company’s present understanding, the accounting for oil and gas sales revenue is not expected to be significantly altered by the new ASU. The Company has not yet selected which transition method it will use.

In August 2014, the FASB issued an ASU requiring, when applicable, disclosures regarding uncertainties about an entity’s ability to continue as a going concern.  During the preparation of quarterly and annual financial statements, management should evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If this evaluation indicates that it is probable that an entity will be unable to meet its obligations when they become due within one year of the financial statement issuance date, management must evaluate whether its mitigation plans will alleviate the substantial doubt of continuing as a going concern. If substantial doubt exists, regardless of whether the mitigation plan alleviates the concern, additional disclosures are required in the financial statements addressing the conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s mitigation plans. This new guidance will become effective for the Company for all reporting periods beginning in 2016. Early application is permitted. The Company’s management currently does not expect that this new guidance will have a significant effect on its consolidated financial statements when adopted.

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the years ended December 31, 2014 and 2013, depletion of oil and gas properties of $1,980 and $1,982, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the years ended December 31, 2014 and 2013, no impairment of oil and gas properties was recorded.

Below are the components of the oil and gas properties balance:

	As of December 31, 2014	As of December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	250,000	-
Capitalized asset retirement costs	4,003	6,055
Total oil and gas properties	433,403	185,455
Accumulated depletion	(3,962)	(1,982)
Net capitalized costs	$429,441	$183,473

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

d) Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheets as of December 31, 2014 and 2013) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

e) Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at December 31, 2014. Exploration has not yet commenced.

Note 3. Accounts Payable - Related Parties

Related party accounts payable at December 31, 2014 consists of $374,595 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field.  Related party accounts payable at December 31, 2013 consists of $153,312 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field.  KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  Daniel Dror II is the adult son of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  The advances to Brenham are non-interest bearing and due on demand.

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

Accretion expense was $971 and $647 for the years ended December 31, 2014 and 2013, respectively.

The following table presents the change in the Company’s asset retirement obligations for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Asset retirement obligations as of beginning of year	$6,702	$-
Additions	-	6,055
Current year revision to previous estimates	(2,052)	-
Current year accretion	971	647
Asset retirement obligations as of end of year	$5,621	$6,702

Note 5. Equity

Common Stock

On January 30, 2013, the Board of Directors approved and issued 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to AMIN to equity. These shares were issued during the year ended December 31, 2013.

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock valued at $316,000 to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.

On February 28, 2013, Brenham announced that Bryant Mook has been appointed President and Chief Operating Officer. Pursuant to a stock purchase agreement, during 2013, Brenham issued Mr. Mook 11,050,127 shares of common stock in exchange for cash proceeds of $200,000.

During the year ended December 31, 2013, Brenham paid $1,043 to repurchase 28,000 shares of its common stock for treasury.

During the year ended December 31, 2014, Brenham paid $1,706 to repurchase 60,000 shares of its common stock for treasury.

Stock Options

A summary of Brenham's stock option activities for the years ended December 31, 2014 and 2013 is presented below:

Weighted
		Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding and exercisable as of January 1, 2013	3,000,000	$0.035	$-
Granted	-	N/A	-
Exercised	-	N/A	-
Canceled / Expired	-	N/A	-
Outstanding and exercisable as of December 31, 2013	3,000,000	$0.035	$-

Weighted
		Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding and exercisable as of January 1, 2014	3,000,000	$0.035	$-
Granted	-	N/A	-
Exercised	-	N/A	-
Canceled / Expired	-	N/A	-
Outstanding and exercisable as of December 31, 2014	3,000,000	$0.035	$-

The 3,000,000 stock options have a remaining life of approximately 1 year and will expire in 2015.

Note 6. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year Ended December 31,
	2014	2013
Current	$-	$-
Deferred	-	-
Total income tax provision (benefit)	$-	$-

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Year Ended December 31,
	2014	2013
Computed federal income tax provision (benefit)	$(68,978)	$(210,805)
Meals and entertainment	1,717	3,255
Share-based compensation	-	7,601
Increase in valuation allowance	67,261	199,949
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$370,661	$303,400
Valuation allowance	(370,661)	(303,400)
Total deferred tax asset	$-	$-

At December 31, 2014 and 2013, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $1,090,000 and $893,000, respectively. The NOL carryforward begins to expire in 2032. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax assets at December 31, 2014 and 2013.

Note 7. Subsequent Events

On February 12, 2015, Brenham paid $86 to repurchase 500 shares of its common stock for treasury.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2014. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	December 31,
	2014	2013
Proved oil and gas properties	$91,503	$93,555
Unproved oil and gas properties	341,900	91,900
Accumulated depreciation, depletion and amortization	(3,962)	(1,982)
Total acquisition, development and exploration costs	$429,441	$183,473

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At December 31, 2014 and 2013, unevaluated costs of $341,900 and $91,900, respectively, were excluded from the depletion base. These costs relate to property located in the Permian Basin near Abilene, Texas and the Gillock Property in Galveston Count, and consist of acreage acquisition costs.

	December 31,
	2014	2013
Acquisition of properties – proved	$-	$93,555
Acquisition of properties – unproved	250,000	-
Exploration costs	-	83,500
Development costs	-	-
Total costs incurred	$250,000	$177,055

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2014 and 2013. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2014			2013
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	16	-	16	-	-	-
Revisions	2	-	2	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place	-	-	-	16	-	16
Sales of minerals-in-place	-	-	-	-	-	-
Production	-	-	-	-	-	-
End of year	18	-	18	16	-	16

Proved developed reserves:
Beginning of year	8	-	8	-	-	-
End of year	9	-	9	8	-	8

Proved not producing reserves:
Beginning of year	8	-	8	-	-	-
End of year	9	-	9	8	-	8

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

Future cash inflows for 2014 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2014 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2014 and 2013, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2014 (average price)	$94.99	$4.65
2013 (average price)	$97.33	$3.67

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended December 31, 2014 and 2013, respectively (stated in thousands):

	2014	2013
Future cash inflows	$1,712	$1,520
Future costs:
Production costs	(284)	(248)
Future tax expense	(128)	(113)
Future net cash flows	1,300	1,159
10% annual discount for estimated timing of cash flows	(746)	(633)
Standardized measure of discounted net cash flows	$554	$526

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended December 31, 2014 and 2013, respectively (stated in thousands):

	2014	2013
Increase (decrease):
Beginning of year	$526	$-
Sales of oil produced, net of production costs	7	(1)
Net changes in sales and transfer prices and in production costs and production costs related to future production	-	-
Previously estimated development costs incurred during the period	21	-
Changes in future development costs	-	-
Revisions of previous quantity estimates due to prices and performance	-	-
Accretion of discount	-	-
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	527
Timing and other	-	-
End of year	$554	$526

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Name	Age	Positions
Daniel Dror	74	Chairman and CEO
Charles R. Zeller	73	Director and Interim CFO
S. Scott Gaille	45	Director
Bryant M. Mook	61	Director, President and COO
L. Rogers Hardy	68	Director and Vice President of Exploration

Daniel Dror has been Chief Executive Officer and Chairman of the Board of Directors of Brenham Oil & Gas, Inc. since December 1997, and he devotes approximately 10% of his professional time to Brenham’s business. Mr. Daniel Dror has served as Chairman of the Board and Chief Executive Officer of American International Industries, Inc. since September 1997 and devotes approximately 70% of his professional time to American’s business. Mr. Dror served as Chairman of the Board and Chief Executive Officer of Hammonds Industries, Inc., a public company and formerly a subsidiary of American from June 2007 until December 31, 2008, and resumed this position on December 31, 2009. Hammonds was known later as Delta Seaboard International, Inc., and subsequently as American International Holdings Corp.

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011, and as Interim Chief Financial Officer on November 21, 2013. He has served as a Director of the American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions, including Cardiff Estates, 800 acres subdivision in Houston, TX, and the estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance, and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects.

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

Bryant M. Mook was appointed Brenham’s President, Chief Operating Officer and Director on February 28, 2013. He had served as Vice President of the Company since July 2010, is a registered geologist with a Masters degree in Petroleum Engineering from Colorado School of Mines, and has more than 35 years of multi-disciplinary experience in oil and gas. He devotes approximately 10% of his professional time to Brenham’s business. For the past five years, Mr. Mook has worked as a technical advisor and consulting petroleum engineer in Houston, Texas, providing technical, reserve, valuation, and management expertise for numerous oil and gas companies. Mr. Mook also has served as an independent technical consultant and reserve engineer with La Cortez Energy Inc., and as an independent consultant-technical advisor for public reporting and engineering support reporting with American Standard Energy Corp., both of which are public companies.

L. Rogers Hardy, Vice President of the Company since July 2010 and Director since August 2, 2011, has been an independent geological consultant since 2000, and devotes approximately 10% of his professional time to Brenham. From 1993 to 1999, Mr. Hardy was Vice President of Exploration for Unocal Indonesia, supporting the company’s entry into the first successful deepwater exploration in the country. From 1984 to 1993, Mr. Hardy held positions of team leader and exploration manager with Unocal International, focusing on new ventures and operations in Latin America, Africa, and, while manager of the basins studies group, conducted scoping evaluations worldwide. Before joining Unocal, Mr. Hardy conducted international exploration programs for Natomas International in Colombia, China, the North Sea, and the Bahamas. Previously, he worked in geology and geophysics in Alaska and offshore California with Chevron USA, and offshore Louisiana with Amoco USA. He holds a Masters of Geology from San Diego State University (1973) and a Bachelors of Geology from the University of Minnesota (1968).

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2014 and 2013:

		Annual Compensation			Long-Term Compensation Awards		Total Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options
Daniel Dror, Chairman and CEO	2014	$ 120,000	-	-	-	-	$ 120,000
	2013	$ 120,000	-	-	-	-	$ 120,000

Charles R. Zeller, Director and Interim CFO (1)	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

Sherry McKinzey, Former Director, VP, and CFO (2)	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

Bryant M. Mook, Director, President and COO	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

L. Rogers Hardy, Director and Vice President of Exploration	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

(1) Appointed as Interim CFO on November 21, 2013

(2) Resigned as Director, VP, and CFO on November 21, 2013

(3) The $316,000 of non-cash-based compensation would make KDT the highest paid executive officer of Brenham, requiring its inclusion on this compensation table, however KDT performs no services for Brenham, rather it is a related party as set forth below which leases certain mineral rights to Brenham. The $316,000 contained in the statement of cash flows for the year ended December 31, 2013 represents the grant date fair value of the 3,326,316 shares of Brenham’s Common Stock which was issued to American, which equaled the grant date fair value of the 200,000 shares of American Restricted Common Stock issued on the Company’s behalf to Kemah Development Texas, L.P. (“KDT”) and the Daniel Dror II Trust (“DDIIT”) for the lease of the 394 acres in the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer and President. As this is a related party transaction, the value of the lease must be recorded at the original cost of the mineral rights to KDT, which cannot be separated from the total consideration paid by KDT. Therefore, Brenham recorded the lease at $0, the original cost of the mineral rights to KDT and recorded stock based compensation of $316,000.

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2014.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
S. Scott Gaille	$ -	$ -	$ -	$ -	$ -	$ -

(1)    Daniel Dror, Chairman and CEO, Charles R. Zeller, Director and Interim CFO, Sherry McKinzey, Former Director, VP and CFO, Bryant M. Mook, Director, President and COO, and L. Rogers Hardy, Director and Vice President of Exploration, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

(2)    Charles R. Zeller was appointed as Interim CFO on November 21, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	65,346,390	51.01%
601 Cien Street, Suite 235
Kemah, TX 77565

S. Scott Gaille, Director	21,200,000	16.55%
601 Cien Street, Suite 235
Kemah, TX 77565

International Diversified Corporation, Ltd.	3,488,657	2.72%
Shirley House, Shirley Street, P.O. Box SS 19084
Nassau, Bahamas (2)

Charles R. Zeller, Director and Interim CFO	6,320	0.00%
601 Cien Street, Suite 235
Kemah, TX 77565

L. Rogers Hardy, Director and Vice President of Exploration	1,000,000	0.78%
601 Cien Street, Suite 235
Kemah, TX 77565

Bryant M. Mook, Director, President and COO	12,050,127	9.41%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (5 persons) (3)	99,602,837	77.75%

(1)    Applicable percentage ownership is based on 128,102,064 shares of common stock outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Related party payables at December 31, 2014 consists of $374,595 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field.  Related party payables at December 31, 2013 consists of $153,312 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field.  KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  Daniel Dror II is the adult son of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  The advances to Brenham are non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2014 and 2013.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2014	2013
Audit fees (1)	$17,956	$18,350
Audit-related fees (2)	$-	$-
Tax fees (3)	$3,080	$3,700
All other fees	$-	$-

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

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Reserve Report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Brenham Oil & Gas Corp.

By /s/ Daniel Dror

Daniel Dror

Chairman and Chief Executive Officer

April 8, 2015

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

April 8, 2015

By /s/ S. Scott Gaille

S. Scott Gaille

Director

April 8, 2015