Form 10-K/A
period 2014-12-31
Brenham Oil & Gas Corp.
filed 2015-04-09
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-K of Brenham Oil & Gas Corp. for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 8, 2015 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

2