Form 10-Q
period 2015-03-31
Brenham Oil & Gas Corp.
filed 2015-07-09
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant’s Telephone Number, Including Area Code: (281) 334-9479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       ☒  No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       ☒  No       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐  No       ☒

The number of shares outstanding of each of the issuer’s classes of equity as of July 9, 2015 is 128,041,564 shares of common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,463	$6,000
Total current assets	6,463	6,000

Oil and gas properties, full cost method
Costs subject to amortization	92,210	91,503
Costs not being amortized	91,900	341,900
Accumulated depletion	(4,151)	(3,962)
Total assets	$186,422	$435,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$25,064	$249,235
Accounts payable – related parties	543,481	505,695
Total current liabilities	568,545	754,930

Long-term liabilities:
Asset retirement obligations	5,831	5,621
Total liabilities	574,376	760,551

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued and outstanding	12,830	12,830
Less: treasury stock, at cost; 251,972 and 251,472 shares	(4,547)	(4,461)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,389,218)	(1,326,460)
Total stockholders’ deficit	(387,954)	(325,110)
Total liabilities and stockholders’ deficit	$186,422	$435,441

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Oil and gas revenues	$1,802	$10,421

Costs and expenses:
Lease operating expenses	3,701	10,616
General and administrative	39,549	46,988
Depletion and accretion	1,310	983
Impairment of oil and gas property	20,000	—
Total operating expenses	64,560	58,587

Net loss	$(62,758)	$(48,166)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,293,269	128,102,064

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
 (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(62,758)	$(48,166)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	1,310	983
Impairment of oil and gas property	20,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,437
Accounts payable and accrued expenses	4,211	(19,822)
Net cash used in operating activities	(37,237)	(64,568)

Cash flows from investing activities:
Payment of deposit for purchase of oil and gas property	—	(20,000)
Net cash used in investing activities	—	(20,000)

Cash flows from financing activities:
Payments for acquisition of treasury stock	(86)	—
Advances from related parties, net	37,786	84,582
Net cash provided by financing activities	37,700	84,582

Net increase in cash	463	14
Cash and cash equivalents, beginning of period	6,000	6,859
Cash and cash equivalents, end of period	$6,463	$6,873

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing transactions:
Change in estimate of asset retirement costs	$911	$—

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Brenham Oil & Gas Corp. (“Brenham”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Brenham’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Brenham Oil & Gas, Inc. was incorporated under the laws of the State of Texas in November 1997 and became a wholly-owned subsidiary of American International Industries, Inc. (“American”) in November 1997. On April 21, 2010, the Company was re-domiciled in Nevada as Brenham Oil & Gas Corp. (“Brenham”) and Brenham Oil & Gas, Inc. became a wholly-owned subsidiary of Brenham. American was issued 64,977,093 shares of common stock of Brenham in connection with the reorganization in exchange for all shares outstanding of Brenham Oil & Gas, Inc. The reorganization has been retroactively applied to the consolidated financial statements for all periods presented.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss from operations during the three months ended March 31, 2015 and 2014, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2015. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three months ended March 31, 2015 and 2014.

The Company assesses the carrying value of its unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with the Company’s evaluation of goodwill impairment), then the carrying value of the unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. The Company recorded an oil and gas impairment of $20,000 during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company has properties in the amount of $91,900 and $341,900, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2015, Brenham had not recorded any tax benefits from uncertain tax positions.

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

For the three months ended March 31, 2015 and 2014, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Subsequent Events

Brenham has evaluated all transactions from March 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three months ended March 31, 2015 and 2014, depletion of oil and gas properties of $189 and $821, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the three months ended March 31, 2015 and 2014, the Company recorded $20,000 and $0 of impairment expense, respectively.

Below are the components of the oil and gas properties balance:

	March 31, 2015	December 31, 2014

Royalty interest in 24 acres in Washington County, Texas (a)	$—	$—
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospet (e)	—	250,000
Capitalized asset retirement costs	4,710	4,003
Total oil and gas properties	184,110	433,403
Accumulated depletion	(4,151)	(3,962)
Net capitalized costs	$179,959	$429,441

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

d)       Lease of 394 acres in the Gillock Field- Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of March 31, 2014 and December 31, 2013) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust of 2012) and ii) the $131,100 related party payable.

e)       Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “ Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 nonrefundable deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which was recorded in accounts payable and accrued expenses at December 31, 2014. The Company elected not to complete the purchase of the Inez Prospect and wrote off the amounts recorded as of March 31, 2015. The Company recorded an impairment expense of $20,000 in connection with the write off of this property.

Note 3. Accounts Payable – Related Parties

Related party payables at March 31, 2015 consisted of $412,381 owed to American as advances to assist with Brenham’s operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. Related party payables at December 31, 2014 consists of $374,595 owed to American as advances to assist with Brenham’s operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Daniel Dror II is the adult son of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  The advances to Brenham are non-interest bearing and due on demand.

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

Accretion expense was $1,121 and $162 during the three months ended March 31, 2015 and 2014, respectively.

The following table represents the change in the Company’s asset retirement obligations during the three months ended March 31, 2015:

Amount
Asset retirement obligations as of December 31, 2014	$5,621
Additions	—
Current year revision to previous estimates	(911)
Accretion during the three months ended March 31, 2015	1,121
Asset retirement obligations as of March 31, 2015	$5,831

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

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham’s stock options to employees during the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2014	3,000,000	$0.035
Granted	—	$—
Exercised	—	N/A
Canceled / Expired	—	N/A
Outstanding and exercisable as of March 31, 2015	3,000,000	$0.035	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the terms “we”, “us”, “our” and the “Company” means Brenham Oil & Gas, Corp., a Nevada corporation, and its subsidiary, Brenham Oil & Gas, Inc. (collectively, “Brenham”). To the extent that we make any forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions to identify forward-looking statements.

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

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Net loss for the three months ended March 31, 2015 was $62,758, compared to $48,166 for the three months ended March 31, 2014. Oil and gas revenues for the three months ended March 31, 2015 were $1,802. Lease operating expenses were $3,701 and $10,616 for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses for the three months ended March 31, 2015 were $39,549, and consisted primarily of executive compensation and legal and professional expenses. Oil and gas revenues for the three months ended March 31, 2014 were $10,421. General and administrative expenses for the three months ended March 31, 2014 were $46,988, and consisted of executive compensation, travel, and legal and professional expenses.

Liquidity and Capital Resources

At March 31, 2015 and December 31, 2014, total assets were $186,422 and $435,441, respectively. We had cash of $6,463 and $6,000 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, long-term assets consisted of oil and gas properties of $179,959. At December 31, 2014, long-term assets consisted of oil and gas properties of $429,441.

At March 31, 2015, total liabilities were $574,376, consisting of $25,064 in accounts payable and accrued expenses, $543,481 of accounts payable to related parties, and asset retirement obligations of $5,831. At December 31, 2014, total liabilities were $760,551, consisting of $249,235 in accounts payable and accrued expenses, $505,695 in accounts payable to related parties, and asset retirement obligations of $5,621.

We had cash flow used in operations of $37,237 during the three months ended March 31, 2015, principally due to a net loss of 62,758, an increase in accounts payable of $4,211, and an impairment of oil and gas properties of $20,000. We had negative cash flow from operations of $64,568 during the three months ended March 31, 2014 principally due to a net loss of $48,166, an increase in accounts receivable of $2,437, and a decrease in accounts payable of $19,822.

For the three months ended March 31, 2015, we had no cash flows from investing activities. For the three months ended March 31, 2014, cash used in investing activities was $20,000 related to the acquisition of the Inez Prospect.

For the three months ended March 31, 2015 and 2014, cash provided by financing activities was $37,700 and $84,582, respectively, which consist primarily of advances from related parties.

On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 nonrefundable deposit, which was paid during the three months ended March 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration. The Company elected not to complete the purchase of the Inez Prospect and wrote off the amounts recorded as accounts payable as of March 31, 2015. The Company recorded oil and gas impairment expense of $20,000 related to the nonrefundable deposit on this property.

In addition, Brenham is continuing to pursue its $6.4 billion claim against ENI and TGS in connection with its “tortious interference” case, which transaction was previously negotiated in a “production sharing agreement” with the country of Togo, Africa. Brenham’s claims are currently in the process of being appealed over matters primarily related to whether the Texas court was the appropriate venue for pursuing the claims.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risks” refers to the risk of loss arising from changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments will be entered into for purposes of risk management and not for speculation.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company’s chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2015, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2014.

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
July 9, 2015

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
July 9, 2015