Form 10-Q
period 2015-06-30
Brenham Oil & Gas Corp.
filed 2015-08-14
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer's classes of equity as of August 14, 2015 is 128,031,564 shares of common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,291	$6,000
Total current assets	6,291	6,000

Oil and gas properties, full cost method
Costs subject to amortization	92,801	91,503
Costs not being amortized	91,900	341,900
Accumulated depletion	(4,347)	(3,962)
Total assets	$186,645	$435,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$21,666	$249,235
Accounts payable – related parties	583,500	505,695
Total current liabilities	605,166	754,930

Long-term liabilities:
Asset retirement obligations	6,720	5,621
Total liabilities	611,886	760,551

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued and outstanding	12,830	12,830
Less: treasury stock, at cost; 261,972 and 251,472 shares	(4,728)	(4,461)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,426,324)	(1,326,460)
Total stockholders’ deficit	(425,241)	(325,110)
Total liabilities and stockholders’ deficit	$186,645	$435,441

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Oil and gas revenues	$2,208	$5,643	$4,010	$16,064

Costs and expenses:
Lease operating expenses	2,580	6,052	6,281	16,668
General and administrative	35,262	54,420	74,811	101,408
Depletion and accretion	1,472	638	2,782	1,621
Impairment of oil and gas assets	—	—	20,000	—
Total operating expenses	39,314	61,110	103,874	119,697

Net loss	$(37,106)	$(55,467)	$(99,864)	$(103,633)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,293,536	128,102,064	128,293,152	128,102,064

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014,
 (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(99,864)	$(103,633)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	2,782	1,621
Impairment of oil and gas property	20,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	3,100
Accounts payable and accrued expenses	(165)	(5,687)
Net cash used in operating activities	(77,247)	(104,599)

Cash flows from investing activities:
Payment of deposit for purchase of oil and gas property	—	(20,000)
Net cash used in investing activities	—	(20,000)

Cash flows from financing activities:
Payments for acquisition of treasury stock	(267)	—
Advances from related parties, net	77,805	124,125
Net cash provided by financing activities	77,538	124,125

Net increase in cash	291	(474)
Cash and cash equivalents, beginning of period	6,000	6,859
Cash and cash equivalents, end of period	$6,291	$6,385

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing transactions:
Change in estimate of asset retirement costs	$1,298	$—

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss from operations during the six months ended June 30, 2015 and 2014, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2015. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the six months ended June 30, 2015 and 2014.

The Company assesses the carrying value of its unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with the Company’s evaluation of goodwill impairment), then the carrying value of the unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. The Company recorded an oil and gas impairment of $20,000 during the six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company has properties in the amount of $91,900 and $341,900, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2015, Brenham had not recorded any tax benefits from uncertain tax positions.

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

For the six months ended June 30, 2015 and 2014, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three and six months ended June 30, 2015, depletion of oil and gas properties of $196 and $385, respectively, was recorded. During the three and six months ended June 30, 2014, depletion of oil and gas properties of $472 and $1,293, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the six months ended June 30, 2015 and 2014, the Company recorded $20,000 and $0 of impairment expense, respectively.

Below are the components of the oil and gas properties balance:

	June 30, 2015	December 31, 2014
Royalty interest in 24 acres in Washington County, Texas (a)	$—	$—
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	—	250,000
Capitalized asset retirement costs	5,301	4,003
Total oil and gas properties	184,701	433,403
Accumulated depletion	(4,347)	(3,962)
Net capitalized costs	$180,354	$429,441

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

Note 3. Accounts Payable – Related Parties

Related party payables at June 30, 2015 consisted of $452,400 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. Related party payables at December 31, 2014 consists of $374,595 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Daniel Dror II is the adult son of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  The advances to Brenham are non-interest bearing and due on demand.

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

During the three and six months ended June 30, 2015, accretion expense of $1,276 and $2,397, respectively, was recorded.  During the three and six months ended June 30, 2014, accretion expense of $166 and $328, respectively, was recorded.

The following table represents the change in the Company’s asset retirement obligations during the six months ended June 30, 2015:

Amount
Asset retirement obligations as of December 31, 2014	$5,621
Current year revision to previous estimates	(1,298)
Accretion during the six months ended June 30, 2015	2,397
Asset retirement obligations as of June 30, 2015	$6,720

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

December 5, 2012
Dividend yield	0.0%
Expected volatility	423.12%
Risk free interest	0.75%
Expected lives	3 years

A summary of the status of Brenham's stock options to employees during the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2014	3,000,000	$0.035
Granted	—	$—
Exercised	—	N/A
Canceled / Expired	—	N/A
Outstanding and exercisable as of June 30, 2015	3,000,000	$0.035	$—

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

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Net loss for the three months ended June 30, 2015 was $37,106, compared to $55,467 for the three months ended June 30, 2014. Oil and gas revenues were $2,208 and $5,643 for the three months ended June 30, 2015 and 2014, respectively. Lease operating expenses were $2,580 and $6,052 for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses for the three months ended June 30, 2015 were $35,262, and consisted primarily of executive compensation and legal and professional expenses. General and administrative expenses for the three months ended June 30, 2014 were $54,420, and consisted of executive compensation, travel, and legal and professional expenses.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Net loss for the six months ended June 30, 2015 was $99,864, compared to $103,633 for the six months ended June 30, 2014. Oil and gas revenues for the six months ended June 30, 2015 were $4,010, compared to $16,064 for the six months ended June 30, 2014, consisting primarily of Brenham’s 10% working interest in the Pierce Junction Field. Lease operating expenses for the Pierce Junction Field were $6,281 for the six months ended June 30, 2015, compared to $16,668 for the six months ended June 30, 2014. General and administrative expenses for the six months ended June 30, 2015 were $74,811, and consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the six months ended June 30, 2014 were $101,408, and consisted of executive compensation, travel, and legal and professional expenses.

Liquidity and Capital Resources

At June 30, 2015 and December 31, 2014, total assets were $186,645 and $435,441, respectively. We had cash of $6,291 and $6,000 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, long-term assets consisted of oil and gas properties of $180,354. At December 31, 2014, long-term assets consisted of oil and gas properties of $429,441.

At June 30, 2015, total liabilities were $611,886, consisting of $21,666 in accounts payable and accrued expenses, $583,500 of accounts payable to related parties, and asset retirement obligations of $6,720. At December 31, 2014, total liabilities were $760,551, consisting of $249,235 in accounts payable and accrued expenses, $505,695 in accounts payable to related parties, and asset retirement obligations of $5,621.

We had cash flow used in operations of $77,247 during the six months ended June 30, 2015, principally due to a net loss of 99,864, partially offset by an impairment of oil and gas properties of $20,000. We had cash used in operations of $104,599 during the six months ended June 30, 2014 principally due to a net loss of $103,633.

For the six months ended June 30, 2015, we had no cash flows from investing activities. For the six months ended June 30, 2014, cash used in investing activities was $20,000 related to the deposit on the Inez Prospect.

For the six months ended June 30, 2015 and 2014, cash provided by financing activities was $77,538 and $124,125, respectively, which consist primarily of advances from related parties.

On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 nonrefundable deposit, which was paid during the six months ended June 30, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration. During 2015, the Company elected not to complete the purchase of the Inez Prospect and wrote off the amounts recorded as accounts payable. During the six months ended June 30, 2015, the Company recorded oil and gas impairment expense of $20,000 related to the nonrefundable deposit on this property.

In addition, Brenham is continuing to pursue its $6.4 billion claim against ENI and TGS in connection with its "tortious interference" case, which transaction was previously negotiated in a "production sharing agreement" with the country of Togo, Africa. On July 30, 2015, the Court of Appeals for First District of Texas issued a 56-page ruling in Case Nos. 01-13-00349-CV and 01-13-00610-CV, Brenham Oil & Gas, Inc. v. TGS-NOPEX Geophysical Company and ENI S.p.A., affirming the district court’s dismissal of the case on procedural grounds related to jurisdiction and forum. While the Court acknowledged the “highly credentialed leadership and extensive experience in the oil-and-gas business” of Brenham’s management team as well as the facts demonstrating tortuous interference by the defendants being sued by Brenham, the Court of Appeals “concluded that the trial court did not err in dismissing Brenham Oil’s suit for forum non conveniens.” The Company will consult with its counsel in the case to evaluate whether the matter should continue to be pursued by appeal to the Texas Supreme Court.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2015, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2014.

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
August 14, 2015

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
August 14, 2015