Form 10-K
period 2015-12-31
Brenham Oil & Gas Corp.
filed 2016-04-28
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $324,899 based on the closing sale price of $0.04 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 20, 2016 is 128,031,064 shares of common stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background of Brenham

We were incorporated as Brenham Oil & Gas Inc. on November 7, 1997 under the laws of the State of Texas as a wholly-owned subsidiary of American International Industries, Inc. (“American” or “AMIN”). Brenham Oil and Gas Corp (“Brenham”), a Nevada corporation, was incorporated on April 21, 2010 and Brenham Oil & Gas Inc. became a wholly-owned subsidiary of Brenham. American owns approximately 51% of our Common Stock.

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

Our focus for United States production is Texas, including both conventional and unconventional resources. The Company intends to identify existing oil fields where technology can be applied to increase the percentage of oil that can be recovered from such fields. Secondly, the Company seeks to identify acreage in unconventional resources capable of generating oil and condensate production.

Recent Developments

During the year ended December 31, 2015, the Company fully impaired all of its oil and gas properties.

Our Properties

Brenham holds oil and gas leases interests in Texas.

Gillock Field - Galveston County, Texas

Gillock Fields are segments of a large, complexly faulted deep seated salt dome. Brenham purchased four square miles of 3-D seismic data for the purpose of completion of its drilling program in this field. A preliminary review of the reprocessed 3-D seismic data shows numerous fault traps and amplitude bright spots normally associated with hydrocarbon production at both the Frio and deeper Vicksburg level. Additionally, structural rollover indicative of a hydrocarbon trap is also present in shallower horizons as well. As there are well over 20 pay zones in Gillock Field, the possibility of shallower pay would not be a surprise and all of the aforementioned anomalies are being carefully investigated and evaluated by our experienced geophysical team. The 3-D seismic data in conjunction with adjacent and nearby production will enable Brenham to pick precise drillable locations in the Frio as well as providing Brenham the opportunity to upgrade the reserve category of the Vicksburg Formation, thereby enhancing the value of the Company. Due to a significant drop in oil prices in 2015, the operations were shut-down during 2015. Management of the Company concluded that all of the Company’s oil and gas assets were impaired as of December 31, 2015, and the assets were written off as of December 31, 2015.

Pierce Junction Field - Houston, Texas

The Pierce Junction Field includes eight wells that were shut-in and not producing as of December 31, 2015, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons.

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
  acquiring various permits before drilling commences;
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

Employees

As of December 31, 2015, we had four employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

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

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

We have no proven reserves and the prospects that we may decide to pursue for exploration and development may not yield oil and gas in commercial quantities or quality, if at all, in which event we will incur significant losses.

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

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of Common Stock, par value $0.0001 and 10,000,000 shares of Preferred Stock, par value $0.0001. At December 31, 2015, we had 128,293,536 shares of Common Stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of Common Stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of Common Stock may adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

None.

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

	2015		2014
	High	Low	High	Low
First Quarter ended March 31,	$0.030	$0.010	$0.050	$0.013
Second Quarter ended June 30,	$0.040	$0.010	$0.045	$0.025
Third Quarter ended September 30,	$0.040	$0.020	$0.030	$0.012
Fourth Quarter ended December 31,	$0.025	$0.020	$0.032	$0.010

As of December 31, 2015, our shares of common stock were held by approximately 527 stockholders of record. The transfer agent for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

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

Critical Accounting Policies

The following summarized several of our critical accounting policies. For a complete list of our significant accounting policies, see Note 1 to the consolidated financial statements for the years ended December 31, 2015 and 2014.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 VERSUS YEAR ENDED DECEMBER 31, 2014

Net loss for the year ended December 31, 2015 was $351,240. Revenue for the year ended December 31, 2015 was $5,902 for oil and gas mineral royalty interests.  The significant decrease in revenue from 2014 ($24,021) is due to a significant decrease in oil prices in 2015.  Because of the significant decrease in oil prices, operation of the lease was discontinued in 2015.  Lease operating expenses totaled $9,073 for the year ended December 31, 2015.  General and administrative expenses for the year ended December 31, 2015 were $145,231 and consisted of executive compensation, travel, and legal and professional expenses.  Depletion and accretion expense was $2,685 for the year ended December 31, 2015.  The loss for the year ended December 31, 2015 includes impairment of all of the Company’s oil and gas properties in the amount of $200,153.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015 and 2014, total assets were $6,051 and $435,441, respectively. We had cash of $6,051 and $6,000 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, long-term assets consisted of oil and gas properties of $0 and $429,441, respectively. At December 31, 2015, total liabilities were $682,668, consisting of $23,518 of accounts payable, $651,750 of accounts payable to related parties, and an asset retirement obligation of $7,400. At December 31, 2014, total liabilities were $760,551, consisting of $249,235 of accounts payable, $505,695 of accounts payable to related parties, and an asset retirement obligation of $5,621.

We used cash in operating activities of $145,737 during the year ended December 31, 2015, principally as a result of a net loss of $351,240, including $200,153 impairment of oil and gas properties. We used cash in operating activities of $200,436 during the year ended December 31, 2014, principally as a result of a net loss of $201,781. The decrease in cash used in operative activities 2015 was due to a $29,443 decrease in lease operating expenses and a decrease of $48,177 in administrative expenses in 2015.

For the year ended December 31, 2014, cash used in investing activities totaled $20,000, which were payments for the acquisition of oil and gas properties.

For the year ended December 31, 2015, cash provided by financing activities was $145,788, consisting of $146,055 in advances from related parties, offset by $267 for the repurchase of 11,000 shares of Brenham's common stock for treasury. For the year ended December 31, 2014, cash provided by financing activities was $219,577, consisting of $221,283 in advances from related parties and offset by $1,706 for the repurchase of 60,000 shares of Brenham’s common stock for treasury.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Brenham Oil & Gas Corp.
Kemah, Texas

We have audited the accompanying consolidated balance sheets of Brenham Oil & Gas Corp. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Brenham Oil & Gas Corp. as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no source of recurring revenue, has incurred a loss from operations in 2015 and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 27, 2016

BRENHAM OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,051	$6,000
Total current assets	6,051	6,000

Oil and gas properties, full cost method:
Costs subject to amortization	-	91,503
Costs not being amortized	-	341,900
Accumulated depletion	-	(3,962)
Total assets	$6,051	$435,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$23,518	$249,235
Accounts payable – related parties	651,750	505,695
Total current liabilities	675,268	754,930

Long-term liabilities:
Asset retirement obligations	7,400	5,621
Total liabilities	682,668	760,551

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued and outstanding	12,830	12,830
Less: treasury stock, at cost; 262,472 and 251,472 shares, respectively	(4,728)	(4,461)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,677,700)	(1,326,460)
Total stockholders’ deficit	(676,617)	(325,110)
Total liabilities and stockholders’ deficit	$6,051	$435,441

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Oil and gas revenues	$5,902	$33,094

Costs and expenses:
Lease operating expenses	9,073	38,516
General and administrative	145,231	193,408
Depletion and accretion	2,685	2,951
Impairment of oil and gas assets	200,153	-
Total operating expenses	357,142	234,875

Net loss	$(351,240)	$(201,781)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,293,094	128,102,064

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2013	128,293,536	$12,830	$(2,755)	$992,981	$(1,124,679)	$(121,623)
Acquisition of treasury shares	-	-	(1,706)	-	-	(1,706)
Net loss	-	-	-	-	(201,781)	(201,781)
Balance at December 31, 2014	128,293,536	12,830	(4,461)	992,981	(1,326,460)	(325,110)
Acquisition of treasury shares	-	-	(267)	-	-	(267)
Net loss	-	-	-	-	(351,240)	(351,240)
Balance at December 31, 2015	128,293,536	$12,830	$(4,728)	$992,981	$(1,677,700)	$(676,617)

See accompanying notes to the consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(351,240)	$(201,781)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	2,685	2,951
Impairment of oil and gas properties	200,153	-

Changes in operating assets and liabilities:
Accounts receivable	-	3,100
Accounts payable and accrued expenses	2,665	(4,706)
Net cash used in operating activities	(145,737)	(200,436)

Cash flows from investing activities:
Payment for acquisition of oil and gas property	-	(20,000)
Net cash used in investing activities	-	(20,000)

Cash flows from financing activities:
Advances from related parties, net	146,055	221,283
Payments for acquisition of treasury stock	(267)	(1,706)
Net cash provided by financing activities	145,788	219,577

Net increase (decrease) in cash	51	(859)
Cash and cash equivalents, beginning of period	6,000	6,859
Cash and cash equivalents, end of period	$6,051	$6,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Unpaid portion of Inez oil and gas property acquisition	$-	$230,000
Change in estimate of asset retirement costs	$143	$2,052

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has had negligible revenues to date and does not anticipate generating any revenues in the near-term. In addition, the Company incurred a loss from operations in 2015, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2016. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

We assess the carrying value of our unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with our evaluation of goodwill impairment), then the carrying value of our unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test. The Company recorded $200,153 of impairment for the year ended December 31, 2015, resulting in the write-off of all of the Company’s oil and gas interest. There was no impairment in the year ended 2014.

As of December 31, 2015 and 2014, the Company had oil and gas properties in the amount of $0 and $341,900, respectively, which were excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.

Revenue Recognition

The Company generally sells crude oil and natural gas under short-term agreements at prevailing market prices. In some cases (e.g., natural gas), products may be sold under long-term agreements, with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2015, Brenham had not recorded any tax benefits from uncertain tax positions.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during a period. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding.

For the year ended December 31, 2014, 3,000,000 stock options were excluded from the computation of diluted net loss per share, as the inclusion of such stock options would be anti-dilutive.

Subsequent Events

Brenham has evaluated all transactions from December 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

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

Note 2. Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the years ended December 31, 2015 and 2014, depletion of oil and gas properties of $763 and $1,980, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2015, $200,153 of impairment of oil and gas properties was recorded, resulting in the impairment of all of the Company’s oil and gas interests.  During the year ended December 31, 2014, no impairment of oil and gas properties was recorded.

Below are the components of the oil and gas properties balance:

	As of December 31, 2015	As of December 31, 2014
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	-	8,400
10% working interest in the Pierce Junction Field (c)	-	87,500
Lease of 394 acres in the Gillock Field (d)	-	83,500
Lease of 332 acres in Inez Prospect (e)	-	250,000
Capitalized asset retirement costs	-	4,003
Total oil and gas properties	-	433,403
Accumulated depletion	-	(3,962)
Net capitalized costs	$-	$429,441

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

b) Royalty interest in 700 acres in the Permian Basin - On July 22, 2011, the Company entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which the Company acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted common shares of Brenham, valued at $8,400, with an additional 2,000,000 restricted common shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance; Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. The Company impaired this oil and gas asset in full during the year ended December 31, 2015.

c) 10% working interest in the Pierce Junction Field - On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it. The Company impaired this oil and gas asset in full during the year ended December 31, 2015.

d) Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheets as of December 31, 2015 and 2014) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable. The Company impaired this oil and gas asset in full during the year ended December 31, 2015.

e) Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at December 31, 2014. The Company elected not to complete the purchase of the Inez Prospect and wrote off the amounts recorded as of December 31, 2015. The Company impaired this oil and gas asset in full during the year ended December 31, 2015.

Note 3. Accounts Payable - Related Parties

Related party accounts payable at December 31, 2015 consists of $520,650 owed to American for the funding of the Company’s operations and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field. Related party accounts payable at December 31, 2014 consists of $374,595 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field. The advances to Brenham are non-interest bearing and due on demand.

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

Accretion expense was $1,922 and $971 for the years ended December 31, 2015 and 2014, respectively.

The following table presents the change in the Company’s asset retirement obligations for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Asset retirement obligations as of beginning of year	$5,621	$6,702
Additions	-	-
Current year revision to previous estimates	(143)	(2,052)
Current year accretion	1,922	971
Asset retirement obligations as of end of year	$7,400	$5,621

Note 5. Equity

Common Stock

During the years ended December 31, 2015 and 2014, Brenham paid $267 and $1,706, respectively, to repurchase 11,000 and 60,000 shares of its common stock for treasury.

Stock Options

A summary of Brenham's stock option activities for the years ended December 31, 2015 and 2014 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of January 1, 2014	3,000,000	$0.035	$-
Granted	-	N/A	-
Exercised	-	N/A	-
Expired	-	N/A	-
Outstanding and exercisable as of December 31, 2014	3,000,000	$0.035	$-

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of January 1, 2015	3,000,000	$0.035	$-
Granted	-	N/A	-
Exercised	-	N/A	-
Expired	(3,000,000)	N/A	-
Outstanding and exercisable as of December 31, 2015	-	$0.035	$-

Note 6. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year Ended December 31,
	2015	2014
Current	$-	$-
Deferred	-	-
Total income tax provision (benefit)	$-	$-

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Year Ended December 31,
	2015	2014
Computed federal income tax provision (benefit)	$(119,422)	$(68,978)
Meals and entertainment	111	1,717
Share-based compensation	-	-
Increase in valuation allowance	119,311	67,261
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$490,344	$371,033
Valuation allowance	(490,344)	(371,033)
Total deferred tax asset	$-	$-

At December 31, 2015 and 2014, Brenham had a federal income tax net operating loss (“NOL”) carryforwards of approximately $1,442,000 and $1,091,000, respectively. The NOL carryforward begins to expire in 2031. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if Brenham fails to generate taxable income prior to the expiration dates, Brenham may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. Brenham has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax assets at December 31, 2015 and 2014.

Note 7. Supplemental Oil and Gas Disclosures (Unaudited)

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2015. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	December 31,
	2015	2014
Proved oil and gas properties	$-	$91,503
Unproved oil and gas properties	-	341,900
Accumulated depreciation, depletion and amortization	-	(3,962)
Total acquisition, development and exploration costs	$-	$429,441

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At December 31, 2015 and 2014, unevaluated costs of $0 and $341,900, respectively, were excluded from the depletion base. These costs relate to property located in the Permian Basin near Abilene, Texas and the Gillock Property in Galveston Count, and consist of acreage acquisition costs.

	December 31,
	2015	2014
Acquisition of properties – proved	$-	$-
Acquisition of properties – unproved	-	250,000
Exploration costs	-	-
Development costs	-	-
Total costs incurred	$-	$250,000

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2015 and 2014. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2015			2014
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	18	-	18	16	-	16
Revisions	(18)	-	-	2	-	2
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Production	-	-	-	-	-	-
End of year	-	-	18	18	-	18

Proved developed reserves:
Beginning of year	9	-	9	8	-	8
End of year	-	-	9	9	-	9

Proved not producing reserves:
Beginning of year	9	-	9	8	-	8
End of year	-	-	9	9	-	9

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

Future cash inflows for 2015 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2015 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2015 and 2014, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2015 (average price)	$50.13	$2.63
2014 (average price)	$94.99	$4.65

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended December 31, 2015 and 2014, respectively (stated in thousands):

	2015	2014
Future cash inflows	$-	$1,712
Future costs:
Production costs	-	(284)
Future tax expense	-	(128)
Future net cash flows	-	1,300
10% annual discount for estimated timing of cash flows	-	(746)
Standardized measure of discounted net cash flows	$-	$554

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended December 31, 2015 and 2014, respectively (stated in thousands):

	2015	2014
Increase (decrease):
Beginning of year	$554	$526
Sales of oil produced, net of production costs	4	7
Net changes in sales and transfer prices and in production costs and production costs related to future production	-	-
Previously estimated development costs incurred during the period	-	21
Changes in future development costs	-	-
Revisions of previous quantity estimates due to prices and performance	(558)	-
Accretion of discount	-	-
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Timing and other	-	-
End of year	$-	$554

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

Since the resignation of the Company’s Chief Financial Officer in 2013, the Company has relied on consultants to assist with financial reporting.

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

Name	Age	Positions
Daniel Dror	75	Chairman and CEO
Charles R. Zeller	74	Director and Interim CFO
S. Scott Gaille	46	Director
Bryant M. Mook	62	Director, President and COO
L. Rogers Hardy	69	Director and Vice President of Exploration

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

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2015 and 2014:

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman and CEO	2015	$120,000	-	-	-	-	$120,000
	2014	$120,000	-	-	-	-	$120,000

Charles R. Zeller, Director and Interim CFO (1)	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

Bryant M. Mook, Director, President and COO	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

L. Rogers Hardy, Director and Vice President of Exploration	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

(1) Appointed as Interim CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

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

(1)   Applicable percentage ownership is based on 128,031,564 shares of common stock outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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

Related party payables at December 31, 2015 consists of $520,650 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2015	2014
Audit fees (1)	$21,000	$17,956
Audit-related fees (2)	$-	$-
Tax fees (3)	$3,185	$3,080
All other fees	$-	$-

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
April 27, 2016

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
April 27, 2016

By /s/ S. Scott Gaille
S. Scott Gaille
Director
April 27, 2016