Form 10-Q
period 2016-06-30
Brenham Oil & Gas Corp.
filed 2016-08-12
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of each of the issuer's classes of equity as of August 11, 2016 is 128,031,064 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,156	$6,051
Total assets	$6,156	$6,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$24,193	$23,518
Accounts payable – related parties	731,739	651,750
Total current liabilities	755,932	675,268

Long-term liabilities:
Asset retirement obligations	7,625	7,400
Total liabilities	763,557	682,668

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued and outstanding	12,830	12,830
Less: treasury stock, at cost; 262,472 shares	(4,728)	(4,728)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,758,484)	(1,677,700)
Total stockholders’ deficit	(757,401)	(676,617)
Total liabilities and stockholders’ deficit	$6,156	$6,051

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Oil and gas revenues	$-	$2,208	$-	$4,010

Costs and expenses:
Lease operating expenses	-	2,580	-	6,281
General and administrative	47,708	35,262	80,559	74,811
Depletion and accretion	225	1,472	225	2,782
Impairment of oil and gas assets	-	-	-	20,000
Total operating expenses	47,933	39,314	80,784	103,874

Net loss	$(47,933)	$(37,106)	$(80,784)	$(99,864)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,293,536	128,293,536	128,293,152	128,293,152

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(80,784)	$(99,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	225	2,782
Impairment of oil and gas property	-	20,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	675	(165)
Net cash used in operating activities	(79,884)	(77,247)

Cash flows from financing activities:
Payments for acquisition of treasury stock	-	(267)
Advances from related parties, net	79,989	77,805
Net cash provided by financing activities	79,989	77,538

Net increase in cash	105	291
Cash and cash equivalents, beginning of period	6,051	6,000
Cash and cash equivalents, end of period	$6,156	$6,291

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Change in estimate of asset retirement costs	$-	$1,298

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss from operations during the six months ended June 30, 2016 and 2015, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2016. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the six months ended June 30, 2016 and 2015.

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

At December 31, 2015, the Company wrote off all of the Company’s oil and gas properties as impairment expense.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2016, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Note 2. Accounts Payable – Related Parties

Related party payables at June 30, 2016 consisted of $600,639 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. Related party payables at December 31, 2015 consists of $520,650 owed to American as advances to assist with Brenham's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Daniel Dror II is the adult son of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  The advances to Brenham are non-interest bearing and due on demand.

Note 3. Merger Agreement

On April 25, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement) with Angola International Capital Ltd., A Bermuda corporation (“AIC”) pursuant to which a wholly-owned subsidiary of the Company will be merged into AIC which will be the surviving entity and will become a subsidiary of the Company.  Prior to closing, Brenham shall effect a recapitalization that consists of a 200-to-one reverse split of its 128,042,064 shares of issued outstanding common stock.  As the date of this report, parties are still negotiating the final terms.

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

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Net loss for the three months ended June 30, 2016 was $47,933, compared to $37,106 for the three months ended June 30, 2015. Oil and gas revenues were $0 and $2,208 for the three months ended June 30, 2016 and 2015, respectively. Lease operating expenses were $0 and $2,580 for the three months ended June 30, 2016 and 2015, respectively. General and administrative expenses for the three months ended June 30, 2016 were $47,708, and consisted primarily of executive compensation and legal and professional expenses. General and administrative expenses for the three months ended June 30, 2015 were $35,362, and consisted of executive compensation, travel, and legal and professional expenses.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Net loss for the six months ended June 30, 2016 was $80,784, compared to $99,864 for the six months ended June 30, 2015. Oil and gas revenues for the six months ended June 30, 2016 were $0. Field. Lease operating expenses for the were $0 and $6,281 for the six months ended June 30, 2016 and 2015, respectively. General and administrative expenses for the six months ended June 30, 2016 were $80,559, and consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the six months ended June 30, 2015 were $74,811, and consisted of executive compensation, travel, and legal and professional expenses.

Liquidity and Capital Resources

At June 30, 2016 and December 31, 2015, total assets were $6,156 and $6,051, respectively.

At June 30, 2016, total liabilities were $763,557, consisting of $24,193 in accounts payable and accrued expenses, $731,739 of accounts payable to related parties, and asset retirement obligations of $7,625. At December 31, 2015, total liabilities were $682,668, consisting of $23,518 in accounts payable and accrued expenses, $651,750 in accounts payable to related parties, and asset retirement obligations of $7,400.

We had cash flow used in operations of $79,884 during the six months ended June 30, 2016, principally due to a net loss of 80,784. We had cash used in operations of $77,247 during the six months ended June 30, 2015 principally due to a net loss of $99,864, partially offset by an impairment of oil and gas property of $20,000.

For the six months ended June 30, 2016 and 2015, we had no cash flows from investing activities.

For the six months ended June 30, 2016 and 2015, cash provided by financing activities was $79,989 and $77,538, respectively, which consist primarily of advances from related parties.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2016, the Company's chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2016, there were no material changes from risk factors as disclosed in Company’s annual report for the year ended December 31, 2015.

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
August 12, 2016

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
August 12, 2016