Form 10-Q
period 2016-09-30
Brenham Oil & Gas Corp.
filed 2016-11-15
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 11, 2016 is 128,031,064 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

BRENHAM OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,530	$6,051
Total assets	$6,530	$6,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$26,010	$23,518
Accounts payable – related parties	767,089	651,750
Total current liabilities	793,099	675,268

Long-term liabilities:
Asset retirement obligations	7,625	7,400
Total liabilities	800,724	682,668

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,293,536 shares issued and outstanding	12,830	12,830
Less: treasury stock, at cost; 262,472 shares	(4,728)	(4,728)
Additional paid-in capital	992,981	992,981
Accumulated deficit	(1,795,277)	(1,677,700)
Total stockholders’ deficit	(794,194)	(676,617)
Total liabilities and stockholders’ deficit	$6,530	$6,051

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Oil and gas revenues	$-	$1,726	$-	$5,736

Costs and expenses:
Lease operating expenses	-	1,758	-	8,039
General and administrative	36,793	34,731	117,352	110,616
Depletion and accretion	-	394	225	2,102
Impairment of oil and gas assets	-	-	-	20,000
Total operating expenses	36,793	36,883	117,577	140,757

Net loss	$(36,793)	$(35,157)	$(117,577)	$(135,021)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	128,293,536	128,293,036	128,293,536	128,293,113

See accompanying notes to the unaudited consolidated financial statements.

BRENHAM OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
 (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(117,577)	$(135,021)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	225	2,102
Impairment of oil and gas property	-	20,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,492	(1,622)
Net cash used in operating activities	(114,860)	(114,541)

Cash flows from financing activities:
Payments for acquisition of treasury stock	-	(267)
Advances from related parties, net	115,339	115,305
Net cash provided by financing activities	115,339	115,038

Net increase in cash	479	497
Cash and cash equivalents, beginning of period	6,051	6,000
Cash and cash equivalents, end of period	$6,530	$6,497

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Change in estimate of asset retirement costs	$225	$499

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

On November 10, 2016, Brenham filed a Form 8-K reporting the Closing of the Agreement and Plan of Merger with Africa International Capital Ltd., a Bermuda corporation (“AIC”) pursuant to which a wholly-owned subsidiary of Brenham will be merged with and into AIC which will be the surviving entity and will become a subsidiary of Brenham. See subsequent event footnote for further information

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss from operations during the nine months ended September 30, 2016 and 2015, has financial commitments in excess of current capital resources, and expects to incur further losses in the future, thus raising substantial doubt about the Company's ability to continue as a going concern.

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

With the merger completed on November 10, 2016, the Company's new management believes it should have the ability to continue as a going concern.

These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

Brenham considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Oil & Gas Properties
The Company has followed the full cost method of accounting for its investments in oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, including unproductive wells, are capitalized. Such costs have included lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities, and asset retirement costs. General and administrative costs related to production and general overhead are expensed as incurred.
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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the nine months ended September 30, 2016 and 2015.

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

Brenham has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2016, Brenham had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration. Reference is made to Note 3. “Merger Agreement/Subsequent Events” below.

Note 2. Accounts Payable – Related Parties

Related party payables at September 30, 2016 consisted of $635,989 owed to American as advances to assist with Brenham’s operating expenses, and $131,100 owed to KDT for the acquisition of mineral rights for the Gillock Field. Related party payables at December 31, 2015 consists of $520,650 owed to American as advances to assist with Brenham’s operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the acquisition of mineral rights for the Gillock Field. KDT is owned by an entity which is controlled by the brother of Daniel Dror, Brenham’s Chairman, Chief Executive Officer, and President. Daniel Dror II is the adult son of Daniel Dror, Brenham’s Chairman and Chief Executive Officer.  The advances to Brenham are non-interest bearing and due on demand.

Note 3. Merger Agreement/Subsequent Events

On April 29, 2016, the Company filed a Form 8-K reporting that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Africa International Capital Ltd., a Bermuda corporation (“AIC”) pursuant to which a wholly-owned subsidiary of the Registrant will be merged with and into AIC which will be the surviving entity and will become a subsidiary of the Registrant. A copy of the Merger Agreement was filed as Exhibit 2.1 to that Form 8-K. The Registrant also reported in the same 8-K that it had also entered into a Contribution Agreement with its corporate parent and principal shareholder, American International Industries, Inc., a Nevada corporation (“AIII”), a copy of which was filed as Exhibit 2.2 to this same Form 8-K.

On November 9, 2016, Brenham filed an amended Preliminary Information Statement on Schedule 14C with full disclosure required by Items 11 through 14 of Schedule 14A, including but not limited to the audited financial statements of the Registrant and AIC as well as the pro forma consolidated financial statements of the Registrant and AIC as required by Schedule 14A together with additional disclosure regarding the business of AIC.

Pursuant to the authority granted by the Joint Written Consent, a copy of which was attached as an exhibit to the PRE14C, the Company agreed to Company file a Certificate of Amendment to the Company’s Articles of Incorporation, to:
(i) change the name of the Company from Brenham Oil & Gas Corp. to Africa Growth Corporation (the “Name Change”);
(ii) implement a one-for-two hundred (1:200) reverse split of its 128,042,064 shares of issued and outstanding Common Stock (the “Reverse Split”);
(iii) rename existing Brenham Common Stock to Common Stock Series A;
(iv) authorize the issuance of up to 100,000,000 shares of a new class of non-voting common stock with the same economic rights of Common Stock Series A but without the right to vote on any matter which shall be designated Common Stock Series B;
(v) authorize the issuance of up to 1,000,000 shares of a new class of super-voting common stock with all of the economic rights of existing common stock except that such common stock will have five thousand (5,000) votes for each share, which shall be designated Common Stock Series C; and
(vi) authorize the issuance of up to 29,000,000 shares of preferred stock at par value of $0.0001 per share, which may be issued in one or more series (“Preferred Stock”) and the Board of Directors shall be authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the Preferred Stock and any series thereof.

The foregoing are referred to collectively, as the “Corporate Actions.” The Corporate Actions will be evidenced by the filing of the Certificate of Amendment with the Secretary of State of the State of Nevada but will not become effective until the Company’s PRE 14C is cleared by the SEC and the Corporation Actions receive approval from FINRA of the Name Change and the Reverse Split (the “Effective Date”).

On November 10, 2016, the Company filed a Form 8-K with the SEC reporting the Closing of the Merger Agreement with AIC on November 9, 2016, as well as including disclosure under Items 1.01, 3.02, 5.01, 5.02 and 5.03 of Form 8-K. The Closing of the Merger Agreement is subject to certain conditions subsequent (the "Post-Closing Events") discussed below. In order to implement the Corporate Actions and conclude the Post-Closing Events, the Certificate of Amendment must be filed with the State of Nevada in connection with applying for and receiving FINRA approval of the Name Change and the Reverse Split. At November 9, 2016, the date of the Closing, and prior to the implementation of the Reverse Split and the issuance of any shares of Common Stock to the AIC shareholders, the Company had 200,000,000 shares of Common Stock authorized and 128,293,536 shares of Common Stock issued and outstanding. In connection with the Closing on November 9, 2016, the Company has instructed its transfer agent to issue a certificate evidencing 71,706,464 shares of pre-Reverse Split Common Stock, representing the remaining authorized but unissued pre-Reverse Split Shares in the name of a designee of AIC, in furtherance of the Company's obligation, following the Closing of the Merger Agreement, that the outstanding shares of AIC shall be converted into and exchanged for 7,362,421 post-Reverse Split shares of new Common Stock Series A, representing 1,472,484,200 pre-Reverse Split shares of Common Stock, or approximately 92% of the outstanding Common Stock Series A after the Closing and the implementation of the Reverse Split. As noted above, the Company does not have and will not have a sufficient number of authorized but unissued shares until FINRA approves all of the Corporate Actions.

In addition, in connection with the Closing and the Change in Control, the Company's Board of Directors: (i) accepted the resignations of Daniel Dror, CEO, President and Chairman, Charles R. Zeller, Director and Interim CFO, Bryan M. Mook, Director and COO and L. Rogers Hardy, Director and VP of Exploration, effective November 10, 2016; and (ii) appointed Brenton Kuss to the position of CFO and Christopher Darnell as Chairman and CEO, also effective November 10, 2016. The Company reasonably expects that prior to the implementation of the Post-Closing Events, one or more executive officers and directors may also be expected to be appointed.

S. Scott Gaille, who has been a director of the Company since 2010, shall continue to serve as a member of the Board of Directors

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

Overview

The Company’s primary objective and focus through its fiscal year ended December 31, 2015 had been to access capital to fund its drilling programs in Texas.

Brenham had been an independent exploration and production company focused on acquiring a portfolio of assets in the United States and international locations. Brenham’s approach was to create a foundation of development and production assets in the United States, coupled with high potential international exploration opportunities.

The discussion of the results of operations represents our historical results. As a result of Brenham writing off all of its oil and gas assets effective December 31, 2015, the following discussion is not indicative of future results for many reasons.

The reason for entering into the Merger Agreement was due to the continuing low oil prices that have had a material adverse effect on the Company’s business prospects related to the development and commercial exploitation of its oil and gas assets and the likelihood that such assets would continue to underperform and not produce adequate returns.

The Company’s Board of Directors determined in April 2016 that rather than waiting for a commodity price recovery, it  would be in the best interests of the Company and its shareholders to enter into the Merger Agreement, abandon of its oil and gas exploration efforts and effect a change in control to permit new management to pursue the growth opportunities presented by AIC’s business model which has focused on real estate acquisitions and long-term housing for middle-income families in Sub-Saharan Africa.

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Net loss for the three months ended September 30, 2016 was $36,793, compared to $35,157 for the three months ended September 30, 2015. Oil and gas revenues were $0 and $1,726 for the three months ended September 30, 2016 and 2015, respectively. Lease operating expenses were $0 and $1,758 for the three months ended September 30, 2016 and 2015, respectively. General and administrative expenses for the three months ended September 30, 2016 were $36,793, and consisted primarily of executive compensation and legal and professional expenses. General and administrative expenses for the three months ended September 30, 2015 were $34,731, and consisted of executive compensation, travel, and legal and professional expenses.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Net loss for the nine months ended September 30, 2016 was $117,577, compared to $135,021 for the nine months ended September 30, 2015. Oil and gas revenues for the nine months ended September 30, 2016 were $0. Pierce Junction Field lease operating expenses were $0 and $8,039 for the nine months ended September 30, 2016 and 2015, respectively. General and administrative expenses for the nine months ended September 30, 2016 were $117,352, and consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the nine months ended September 30, 2015 were $110,616, and consisted of executive compensation, travel, and legal and professional expenses.

Liquidity and Capital Resources

At September 30, 2016 and December 31, 2015, total assets were $6,530, and $6,051, respectively. At September 30, 2016, total liabilities were $800,724, consisting of $26,010 in accounts payable and accrued expenses, $767,089 of accounts payable to related parties, and asset retirement obligations of $7,625. At December 31, 2015, total liabilities were $682,668, consisting of $23,518 in accounts payable and accrued expenses, $651,750 in accounts payable to related parties, and asset retirement obligations of $7,400.

We had cash flow used in operations of $114,860 during the nine months ended September 30, 2016, principally due to a net loss of 117,577. We had cash used in operations of $114,541 during the nine months ended September 30, 2015 principally due to a net loss of $135,021, partially offset by an impairment of oil and gas property of $20,000.

For the nine months ended September 30, 2016 and 2015, we had no cash flows from investing activities.

For the nine months ended September 30, 2016 and 2015, cash provided by financing activities was $115,339 and $115,038, respectively, which consist primarily of advances from related parties.

Reference is made and incorporated herein to the amended Preliminary Information Statement on Schedule 14C filed on November 9, 2016 for discussion on Brenham’s post-merger financial condition and liquidity.
Contractual Obligations

Reference is made and incorporated herein to the amended Preliminary Information Statement on Schedule 14C filed on November 9, 2016 for discussion on Brenham’s post-merger financial condition and liquidity.

•	credit facilities;
•	contracts for the lease of drilling rigs;
•	contracts for the provision of production facilities;
•	infrastructure construction contracts; and
•	long-term oil and gas property lease arrangements.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future results, but rather indicators of reasonably possible results. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments will be entered into for purposes of risk management and not for speculation.

Reference is made and incorporated herein to the amended Preliminary Information Statement on Schedule 14C filed on November 9, 2016 for discussion on Brenham’s post-merger financial condition and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2016, the Company’s chief executive officer and interim chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. As of September 30, 2016, based  upon the evaluation of these controls and procedures, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2016, there were no material changes from risk factors as disclosed in Company’s annual report on Form 10-K for the year ended December 31, 2015.

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
November 9, 2016

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
November 9, 2016