Form 10-K
period 2016-12-31
Africa Growth Corp
filed 2017-03-31
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
___________________________________

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 333-169507

Africa Growth Corporation
 (Exact Name Of Registrant As Specified In Its Charter)
Nevada	27-2413875
(State of Incorporation)	(I.R.S. Employer Identification No.)

41 Cedar Avenue, 5th Floor, Hamilton, Bermuda	HM 12
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +44 (0) 203 862 2922

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2016, the aggregate market value of the 28,690,699 common stock held by non-affiliates of the Registrant was approximately $860,720 based on the closing price of $0.03 of the Registrants common stock on June 30, 2016. On March 31, 2017, the Registrant had 199,237,528 or 996,188 post-reverse shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of African Growth Corporation (formerly known as Brenham Oil & Gas Corp.), a Nevada corporation (hereinafter the "Company", the "Registrant", or "AGC") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. However based upon the Registrant's current stock price it is not eligible to rely upon the traditional safe harbors within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Registrant has made certain forward-looking statements in good faith based upon on its current expectations and projections about future events. These forward-looking statements are not guarantees but rather are projections based upon current facts subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

General Background of the Company

Africa Growth Corporation (formerly known as Brenham Oil & Gas Corp. and hereinafter the "Company", the "Registrant", or "AGC"), a Nevada corporation, was incorporated on April 21, 2010.

On April 29, 2016, the Company filed a Form 8-K reporting that it had entered into an Agreement and Plan of Merger (the "Merger Agreement" or the "Merger") with Africa International Capital Ltd., a Bermuda corporation ("AIC") pursuant to which a wholly-owned subsidiary of the Registrant will be merged with and into AIC which will be the surviving entity and will become a subsidiary of the Registrant. A copy of the Merger Agreement was filed as Exhibit 2.1 to that Form 8-K. The Registrant also reported in the same 8-K that it had also entered into a Contribution Agreement with its corporate parent and principal shareholder, American International Industries, Inc., a Nevada corporation ("AIII"), a copy of which was filed as Exhibit 2.2 to this same Form 8-K.

On November 9, 2016, the Company filed an amended Preliminary Information Statement on Schedule 14C with full disclosure required by Items 11 through 14 of Schedule 14A, including but not limited to the audited financial statements of the Registrant and AIC as well as the pro forma consolidated financial statements of the Registrant and AIC as required by Schedule 14A together with additional disclosure regarding the business of AIC. Further, in connection with the Closing the Registrant's Board of Directors effected the change of control of the Registrant.

On December 12, 2016, the Company filed the Definitive Preliminary Information Statement on Schedule 14C.

In December 2016, the Company issued 71,206,464 shares of common stock to Crescat Ventures Ltd, as a part issuance in connection with the Merger.

As of December 31, 2016, the Company discontinued its former operations and AIII assumed all of the Company's existing liabilities in consideration and exchange for the Company assigning to a nominee of AIII all of the Company's existing developed and undeveloped oil and gas assets.

On January 30, 2017, pursuant to the authority granted by the Joint Written Consent, a copy of which was attached as an exhibit to the DEF14C, the Company implemented a one-for-two hundred (1:200) reverse split of its 199,500,000 shares of issued and outstanding Common Stock (the "Reverse Split"). Further on this date the Company's name was changed to Africa Growth Corporation.

On February 21, 2017, the Company paid $5,000 to AIII for merger related expenses incurred by AIII.

Business Plan

Since commencing operations and until closure of the Merger, the Company was an exploration and production company focused on acquiring a portfolio of assets in the United States and international locations. The Company's focus for United States production was Texas, including both conventional and unconventional resources, seeking to identify existing oil fields where technology can be applied to increase the percentage of oil that can be recovered from such fields.

The reason for entering into the Merger Agreement is due to the continuing low oil prices that have had a material adverse effect on the Company's business prospects related to the development and commercial exploitation of the Company's oil and gas assets and the likelihood that such assets would continue to underperform and not produce adequate returns.

The Company's then Board of Directors determined that rather than waiting for a commodity price recovery, it will use the Company's valuable African experience obtained pursuing petroleum concessions in African nations including Togo and Equatorial Guinea to pursue the growth opportunities presented by AIC's business model which has focused on real estate acquisitions and long-term housing for middle-income families in Sub-Saharan Africa.

Upon final completion of the Merger AIC will become a wholly owned subsidiary of the Company. However, for financial reporting purposes AIC on a go forward basis will represent the succeeding business. The Merger Agreement will be accounted for as a reverse recapitalization.

The current subsidiaries of AIC operate three income producing rental properties in Luanda, Angola (acquired on January 23, 2015). The Angolan assets were built in 2012 and were operated by the developer and vendor prior to acquisition by AIC.

Going forward the Company will target acquisition, development and operation of housing and food related businesses, including developing and providing finance solutions, in Sub-Saharan Africa, notably in regions it has identified as offering growth opportunity combined with positive investment climates. AIC has started its Namibia business; formed a local company, Namibia International Capital Ltd., identified initial local management and, most notably, local joint venture and cooperation international partners. AIC is in advanced stages with respect to negotiations with an established local mortgage provider and other providers of funding for a long-term cooperation in the administration of a future Namibia real estate related portfolio. To date, an initial acquisition pilot project of numerous houses has been identified. These activities are intended to be financed on an ongoing basis through equity or debt issuance based on our cost of capital requirements.

Our Properties

During 2016, the Company held oil and gas lease interests in Texas, as follows:

•   Gillock Field - Galveston County, Texas;
•   Pierce Junction Field - Houston, Texas; and
•   Washington County, Texas.

As of December 31, 2016, the Company discontinued its former operations and these oil and gas properties were assigned to AIII as of January 17, 2017 pursuant to the contribution agreement discussed above.

As a result, the post-merger plans of the Company include the acquisition of property interests of three properties (comprising a total of 64 apartments and commercial space) and a further property interest nearing construction completion (comprising 40 additional apartments). The following properties are located in Luanda, the capital and largest city in Angola:

•   Isha 1 and 2 (Ilha do Cabo, Luanda): ownership and control of a three-story residential apartment building with 24 apartments and of a four-story residential apartment building with 24 apartments; and
•   Pina (Ilha do Cabo, Luanda): ownership and control of the lease of a modern complex with 16 residential apartments and approximately 134 square meters of commercial space.

Competition

As the Company will exit the oil and gas industry and will focus on the sub-Saharan real estate and food markets the competition section will focus on the Angolan Real estate market where the business post-merger currently has assets.

Angola has one of the world's most expensive real estate markets and Luanda ranked second as a city according to Mercer's 2016 Cost of Living survey for expatriates. Angola's property market is still in its infancy with most properties being bought new or off plan and little turnover of real estate. The real estate sector has historically been overly focused on high-end housing developments because of the ready market created by oil companies amid record prices and oil exports in 2007 and 2008. This has changed with the recent economic downturn, and developers are realizing the potential for more affordable housing, targeting the middle to lower middle income earners in the country's urban centers.

The Angolan real estate market has witnessed rapid growth both in the residential and commercial/industrial market segments driven mainly by the country's economic development. Luanda continues to be the focus of Angola's main growth, although other provinces such as Lobito/Benguela, Soyo and Cabinda are all seeing an increase in real estate development.

Despite concerted efforts by the Angolan government to encourage and engage in direct infrastructure investments in the country, the Angolan property market can be characterized as having:

•   a basic need for infrastructure;
•   a scarcity of properties readily available for purchase with a registered colonial deed (full possession);
•   a lack of town planning and city master plans;
•   a lack of licensed city center development plots; and
•   a complex planning and licensing environment that is overly bureaucratic.

Historically, the real estate markets in Luanda and the other provinces were dominated by substandard construction. Recently, however, there has been a supply of new prime construction capabilities for medium and medium-high market sectors, both in Luanda, and nationwide according to a study released by Zenki Real Estate, Angola Property Market Overview, Outlook.

The residential real estate sector in Angola continues to be characterized by demand from expatriates working in the corporate sector as well as the rise in the upper and upper-middle class of Angolans. Whilst there has been an exponential growth in this sector in recent years, the market is still under-developed. The growth in the corporate sector has resulted in an increase in employment of expatriate professionals due to an insufficient supply of Angolan graduates. Expatriate professionals are demanding higher quality residential lodgings paid for by their companies - who are not as price sensitive as local Angolans. This has created an environment where the demand for both residential and commercial real estate is set to continue for the foreseeable future (Source: Abacus Jones Lang La Salle, Real Estate Market Report 2014 - Angola).

Property prices in Luanda remain high but below their peak of 2008, when a fall in oil prices caused an economic crisis in Angola. The demand for high-end, quality housing in secure developments, with the reliable provision of utilities, means rental and sale prices are among the most expensive in Africa and in the world. Development Workshop Angola, with the support of the World Bank, carried out the first comprehensive study of Luanda's urban land markets in 2011. It demonstrated that there was a thriving land market but that it operated mainly in the informal sector, with less than 10 per cent of land parcels outside the urban core having legal titles. What should develop in the future is a more active housing market, catering for middle income earners, as developers and the government shift their interest to this segment.

Luanda's real estate market is characterized by a shortage of supply for the Angolan middle classes in the center of the city, and a lack of available funds for property investment to support both national and international business demand. The lack of a mortgage market, coupled with increased demand has created strong market dynamics for residential lettings.

Typically, residential lettings in Luanda require up-front payment of significant portions of rent with an average contract duration of one year. It is common for the tenant to be responsible for any payments relating to improvement and renovation works, with these amounts being deducted from future rental payments. This practice, as well as a desire to mitigate local currency inflation risk versus the US Dollar, has led to property owners seeking short-term lets in order to place the properties back on the market at a higher rate.

The areas with the highest demand, known as the "zonas nobres" or upscale areas include Miramar, Bairro Azul, Alvalade, Cruzeiro, Vila Alice, Cidade Alta and Baixa da Luanda. Ilha do Cabo ("Ilha"), an isthmus connected to the central business district, is believed by the Company's management team to represent a high growth opportunity due to its proximity to the central business district. In addition, a major development project (Baia de Luanda) has begun in Ilha, where extensive land reclamation is underway in order to develop residential, office, retail and hotel projects. The Company's initial acquisitions, namely Isha 1, Isha 2 and Pina, are located on Ilha.

Areas such as Talatona/Luanda South have a demonstrated demand for residential properties centered on condominiums for the upper and upper-middle classes and apartment complexes more favored by expatriates. In Camama, Viana and Benfica, areas on the outskirts of Luanda, the real estate primarily houses the Angolan middle class - with prices typically lower than in Talatona.

For the next three or four years, fewer apartments are expected to come on to the market, presenting potential opportunities for the Company to invest in a sector where demand is forecasted to outstrip known supply for the foreseeable future.

Environmental Matters and Regulation

Historically the company was subject to the environmental and general regulations of the oil and gas industry. Any potential claims in relation to the oil and gas assets that the company previously held have been assigned to and assumed by AIII under the Contribution Agreement and the Merger Agreement.

The regulations it is expected that the company will be subject to in AIC's business are:

Real Estate Property Law Framework in Angola

The legal regime governing land ownership in Angola is based on the premise that, as a general rule, land is ultimately owned by the Government. Depending on the legal designation of the relevant plot, more or less restricted real property rights may be conveyed to natural or legal persons - with the aim of ensuring the relevant property right's full and rational use and enjoyment.

Surface rights: are the most commonly conveyed types of property right in Angola, and are granted on the basis of a concession agreement which entitles the owner of the right to carry out construction works and to own and explore what is being built on the relevant plot. The term of the surface right is typically 60 years and is customarily subject to an automatic renewal if not otherwise agreed.

Usufruct: is the right to enjoy temporarily and to its full extent an object or another person's property right, without changing its form or substance. Generally, the term of the usufruct may not exceed the life of the beneficial owner. If the beneficial owner is a company, the maximum duration is 30 years.

Also with regard to a specific real estate a leasehold can be granted that entitles the other party to occupy and/or otherwise make use of the property in a specific way. Like in other jurisdictions, the leasehold does not qualify as a property right but rather constitutes a contractual arrangement between the entitled person and, for example, the surface right owner. It is limited in time as stipulated in the individual agreement.

Where a concession framework is granted, the underlying right granted is directly linked to and dependent on the use of the concession. In other words, should the concession be revoked the land right granted under the concession is terminated and reverts to the granting authority.

It is the Company's strategy not to focus only on acquisitions of the strongest-possible property right position, with regard to potential developments. Instead, the Company may also accept qualitatively and/or timely limited property and contractual rights in its portfolio if the potential returns are attractive.

Tenancy Law Framework in Angola

The Angolan legal framework as to lease agreements provides several mandatory and/or default rules. For example, to ensure the temporary nature of the lease, the framework provides default rules in order to overcome a situation whereby parties do not stipulate any term for the contract.

In Angola, a lease may be terminated through agreement, rescission (termination of the agreement by one party for default or breach of the contract or law by the other party), rejection of the automatic renewal of an agreement or expiration.

The rescission is the termination of the lease relationship based on the law or the contract and requires, generally, a statement to the counterparty or a judicial declaration. Furthermore, a notice for termination must meet the time limits agreed between the parties, which in general cannot be less than those provided for in the Angolan Civil Code or the Tenancy Law.

The tenant has the right to rescind the contract if the landlord breaches any clause validly agreed between the parties. In addition, the tenant may also terminate it, regardless of the responsibility of the landlord, if for some reason beyond the tenant's control or that of the tenant's family members, the tenant is deprived of enjoying the leased premises, even if only temporarily, or if serious defects affect or exist in the leased premises that pose a serious danger to the health of the tenant and/or the tenant's family.

Rescission of the contract by the landlord, based on lack of compliance by the tenant, can only be ruled by the competent court as part of an eviction process and may occur only under specific conditions set out in the law, such as non-payment of rent, non-authorized use of the leased premises by a third party, use of the leased premises for other purposes than those permitted, or closure of the leased premises for more than one consecutive year if such premises are intended for trade or industry, except in cases of force majeure or the tenant's forced absence. The landlord may also terminate the lease if he or she needs to occupy the leased premises, either for his or her own habitation or to install a business which he or she will have to run exclusively.

Rejection of the automatic renewal of an agreement is the termination of the agreement at the end of the agreement period and requires notification to the counterparty, which must meet the time limits agreed between the parties, which in general cannot be less than those provided for in the Angolan Civil Code or the Tenancy Law. Such rejection by a landlord is subject to the circumstances laid down in the Angolan Civil Code and the Tenancy Law while the opposition by the tenant is not subject to any requirements.

Expiration is the automatic termination of the contract as a result of the occurrence of a pre-agreed or pre-determined fact. This could be the expiration of a certain period of time or the demolition of the leased premises by decision of the competent authority.

We have sufficient licenses for the relevant wholly-owned subsidiaries (AGPV and Illico) to conduct the business regarding the Isha and Pina properties, as described herein, which currently consist primarily of the habitation licenses for each property as per the underlying lease and services agreements.

Foreign Investment Regulation in Angola

Generally, foreign private investments are regulated by the Private Investment Law ("PIL"). Only certain regulated industries (e.g., oil and gas, banking) are subject to other specific rules and regulations. Although the PIL is not a mandatory framework, in practice foreign private investment cannot be made or carried out without complying with the PIL. Furthermore, investments not approved under the PIL do not qualify for a repatriation of dividends (see below). The new PIL also provides that investments under $1 million are generally allowed and only subject to the general framework of the PIL.

Compliance with the PIL includes, in particular, the filing of a project application and, after an initial assessment to confirm that the application is complete, the negotiation of an investment contract. Among other documents, the application must include the following:

•   Draft Private Investment Contract, as a basis for the negotiations;
•   Timeline of execution of the project;
•   Training Plan, documenting the investor's undertaking regarding training of the national workforce;
•   Gradual Replacement Plan, setting out a timeline whereby the investor will replace foreign employees with national employees;
•   Technical, Economical and Financial Feasibility Study, divided into four sections: presentation of the investor; characterization of the project; financial assessment of the project and economic and social assessment of the project;
•   Environmental study of the project, describing the environmental impact of the project; and
•   any other documents deemed necessary for the success of the submission.

Approval of investment projects exceeding an amount in Kwanzas equivalent to $10 million falls on the Angolan President and can be delegated to the Minister responsible for the sector of the dominant activity of the project. These projects must be submitted with the Unidade Tecnica para o Investimento Privado ("UTIP"). Investment projects up to an amount in Kwanzas equivalent to $10 million are subject to the approval of the Minister responsible for the sector of the dominant activity of the project. These projects must be submitted with the Unidade Tecnica de Apoio ao Investimento Privado ("UTAIP") of the relevant Ministry responsible for the sector of the dominant activity of the project.

Foreign investments relating to (i) electricity and water, (ii) hotels and tourism, (iii) transport and logistics, (iv) civil construction, (v) telecommunications and IT and (vi) media requires local partnership with Angolan citizens, state-owned companies or Angolan private companies and additionally requires that the Angolan investor holds at least 35% of the share capital and has effective participation in the management as per the shareholders' agreement.

Incentives and benefits under the PIL are not automatic but have to be negotiated with a committee created for each private investment application. The PIL defines a number of criteria, the fulfilment of which will improve the investor's position during negotiations, including:

•   creation of new jobs for national workers and raising of the qualification level of the Angolan workforce;
•   contribution to the growth of the economy;
•   promotion of underprivileged regions, particularly in the interior of the country;
•   increase of national productive capacity and raising of the added value of the goods produced in Angola;
•   creation of partnerships between national and foreign undertakings;
•   technology transfers and raising of the national production efficiency;
•   increase of domestic exports and reduction of imports;
•   increase of the foreign exchange amounts and improvement of the balance of payments;
•   promotion and support of technological development, business efficiency and product quality;
•   update and expansion of the infrastructures used for domestic trading activities; and
•   creation of a strong national company, able to secure and provide high-level services.

Also, the geographic area where the investment is located plays a major role. In this regard, the country is divided up into two Zones (A and B), with Zone A including, among others, Luanda and Zone B including, in particular, regions in the interior of Angola, namely Bie. Cabinda, Zair, Bengo, among others. Investments in Zone A are considered "less necessary" than those made in Zone B.

At the date of this filing, all assets of the Group in Angola are located in Zone A.When the investment project is approved, the investor receives a CRIP (registration certificate) that sets out the main elements of the investment project, including the investment amount agreed, the location, the identification of the shareholders/investors and the purpose of the investor. After the CRIP (registration certificate) is issued, the investor can import the relevant amounts necessary to execute the investment operations. Most investment operations can only be implemented after the relevant investment amounts are imported into Angola. If any equipment is to be imported under the investment project, the investors will have to request approval from the Customs Authorities.

Restrictions on Repatriation of Dividends from Angola

Investment projects approved by the competent authority under the PIL are entitled to benefit from the right to repatriate dividends once the investment project has been implemented and upon proof of its execution, always subject to the control of the BNA. Repatriation is normally requested on an annual basis and is subject to prior approval/confirmation from the BNA. Further, dividends and distributed profits shall now be subject to surtax on capital investment, on the exceeding part of the investors' equity. The new PIL also provides that investments under $1 million will also enable repatriation of dividends, albeit without any tax incentives.

Under the previous PIL, which was in force at the time of the acquisition by the Group of AGPV Lda. and which still applies to that investment, there are certain dividend repatriation caps, as follows:

•   in Zone A, projects with an external investment of less than $10 million allow for repatriation after three years, projects between $10 million and $50 million allow for repatriation after two years, and projects exceeding $50 million allow for an immediate repatriation after full project implementation; and
•   in Zone B, projects with an external investment amount of less than $5 million allow for repatriation after two years, and projects exceeding this amount allow for an immediate repatriation after full project implementation.

The investment made by the Company in Angola as described in this filing is subject to a three-year cap of dividend payments as of its completion of investment operations i.e. upon acquisition of AGPV Lda. and importation of cash and equipment.

An external investment could be made through: transfer of own funds from abroad; investment of current assets in foreign currency in bank accounts opened in Angola by non-residents and which would be able to be re-exported; investment of funds in the national territory within the scope of foreign reinvestment; importation of machinery, equipment, accessories and other fixed tangible assets; incorporation of technologies and expertise (provided that they are quantifiable). On the other hand, loans generally do not qualify as external investments, even if they are obtained abroad.

Foreign Exchange Regulation in Angola

The BNA controls and supervises cross-border payments and ensures strict compliance with all applicable legal statutes and regulations by commercial banks and/or individuals/companies. Recourse to the BNA is required in relation to most payments to be made outside Angola; it usually entails prior or final BNA approval, without prejudice to special and more favorable regimes applicable to some regulated sectors (e.g., oil and gas industry).

The Foreign Exchange Law (FEL) establishes three main categories of foreign exchange operations: invisible items of trade, capital operations and goods transactions, as detailed below:

•   Transactions relating to invisible items of trade (e.g., payment of services) are usually subject to prior BNA authorization depending on the nature and the amounts involved (any contract exceeding $1 million annually is subject to prior approval). These operations include, for example, costs associated with transport, insurance, travel, trade commissions, patents and trademarks, salaries or payments for services in general. Service agreements could also be affected by Presidential Decree No. 273/11, of October 27, 2011, notably those relating to foreign technical assistance and management. If this statute applies, the entity that approves the contract will not be the BNA but rather the Ministry of Economy;
•   Capital operations require prior BNA authorization. These operations include various financial transactions such as the issue and redemption of government securities and bonds, acquisition of participations, setting up a business, acquisition of businesses or property, granting and repayment of loans and other receivables, issuance and execution of guarantees, purchase or sale of shares, or personal acts such as donations and inheritances, as well as some other operations; and
•   The settlement of goods transactions may only be processed through the purchase of foreign currency from a bank domiciled in Angola. To achieve this, the commercial bank involved in the process requires a certification of import or an evidence of shipment. The settlement of export and re-export of goods generally requires the intermediation of a bank authorized to conduct foreign exchange business in Angola.

What these three main types of foreign exchange operations have in common is that they are based on acts, operations, contracts and/or transactions between residents and non-residents and/or capital movements between Angola and abroad.

Tax Law and Social Security Contributions in Angola

The main taxes and contributions that could be relevant to us are: industrial tax, industrial tax withholding, investment income tax, consumption tax, property transfer tax, urban property tax and social security contributions.

A major tax reform is currently taking place in Angola.

Industrial Tax

Industrial tax is the applicable corporate income tax in Angola that is due on income obtained in the exercise of any commercial or business activity, either on a permanent or occasional basis. The standard rate is 30 percent, which was already in force for the year 2014, even though the Industrial Tax Code only entered in force on January 1, 2015.

The industrial tax applies to national or foreign companies that carry out activities in Angola, regardless of their place of incorporation and whether or not they have a permanent establishment or any other kind of corporate presence in Angola. As such, both resident and non-resident companies that perform activities in Angola fall under the scope of the industrial tax.

Companies that are resident for tax purposes in Angola are subject to industrial tax on their worldwide income. As such, all income obtained by any company incorporated in Angola, either obtained abroad or in Angola, is subject to taxation in this territory.

Companies not incorporated in Angola are generally taxed on the profits attributable to a permanent establishment located in Angola. An entity is considered to have such establishment in any of the following situations: management office in Angola; branch in Angola; office in Angola; plant or repair shop in Angola; oil well or any other location where mining or drilling activities occur in Angola; construction establishment or an assembly, or the existence of inspection activities therein, if it has a duration that exceeds 90 calendar days during any given 12-month period; rendering of services in Angola through employees or other individuals for a period of more than 90 days in a given 12-month period; dependent agent in Angola.

If a non-resident company does not wish to hold a permanent establishment in Angola but renders services in the country through a company or an individual, such agent should be independent from the company. This means the agent needs to be independent at an economic and legal level, despite performing activities on behalf of the company. Companies that do not hold a permanent establishment in Angola are taxed on their "isolated acts of commerce or industry".

The new Industrial Tax Code is also now applicable to the (i) mere management of a real estate portfolio, of social participations or of titles; (ii) activities that are subject to the regulation of the Insurance Supervision Institute, the Gambling Supervision Institute and by the Angolan National Bank; and (iii) activities developed by foundations, autonomous funds, cooperatives and charities.

The industrial tax regime distinguishes between two groups of taxation, A and B.

Group A includes the majority of taxpayers, including Angolan companies with a share capital equal to or greater than AOA Kwanza 2,000,000 ($18,400 as of March 31, 2014) or with an annual income equal to or greater than AOA Kwanza 500,000,000 ($4,600,000 as of March 31, 2014), branches of foreign companies, associations, foundations, cooperatives which activity generates additional profits to the endowments and subsidies received from its associates, cooperatives and benefactors. A company incorporated by the Group could fall within this group. In addition, any taxpayers may opt to qualify as Group A taxpayers, as long as such option is exercised by the end of the month of February during the year to which the Industrial Tax relates. Such option must be requested in writing to the taxpayer's competent tax office.

The taxable income of Group A taxpayers is determined in accordance with the tax return submitted and corresponds to the net income of the fiscal year, based on the financial statements of the company. As such, Group A taxpayers will be subject to taxation on a net accounting basis and must maintain organized accounting books. If no tax return is submitted, the tax authorities may determine the taxable amount. The amount of industrial tax is to be calculated by the taxpayer and payable as soon as the tax return is filed.

In relation to transfer pricing rules, the Industrial Tax Code establishes a rule according to which the arm's length principle shall apply to transactions between related parties. In such a scenario, the transactions must be performed at the market-value price foreseen for independent entities. If the transaction does not take place as referred, the tax authorities are entitled to adjust the taxable income.

Industrial Withholding Tax

The new Industrial Tax Code revoked Law 7/97 and established a withholding tax mechanism according to which services rendered by resident and non-resident entities to entities resident in Angola are subject to a unique 6.5 per cent withholding tax rate applicable to the rendering of services. This regime came into force on January 1, 2015. For the 2014 exercise, the 3.5 percent reduced rate and the 5.25 percent standard rate continued to apply, respectively, to contracts for the construction, improvement, repair or preservation of immovable property and to all other contracts for the rendering of services.

The entity to which the service is rendered is responsible for withholding and delivering the tax due until the end of the following month. In case of services rendered by resident companies in Angola upon the payment of the service, the amounts withheld qualify as provisional payments and may be deducted at the end of the year. Nevertheless, if upon finalization of the Industrial Tax payable it is determined that an amount lower than the tax provisionally paid during the course of the exercise is in fact payable, such credit shall be deducted from the tax collection of the following exercise and also consecutively in further exercises. On the other hand, the industrial tax amounts withheld upon the payment for services to non-resident companies, with no permanent establishment in Angola correspond to their final tax liability in the Angolan territory.

The following services are not subject to withholding tax if rendered by resident entities:

•   teaching and medical and healthcare services;
•   passenger transport services;
•   leasing of machinery or equipment subject to the Investment Income Tax;
•   financial intermediation and insurance services;
•   hotel and similar services and telecommunications services; and
•   any services valued at less than AKZ 20,000.

However, the following are not liable to Industrial Tax withholding:

•   teaching and medical and health services;
•   passenger transport services;
•   leasing of machinery or equipment subject to Investment Income Tax; and
•   any services valued at less than AKZ 20,000.

Investment Income Tax

Investment income tax applies mainly to income generated by the application of capital. The Investment Income Tax Code is divided into two sections:

•   Section A covers interest on loans, credit facilities and credit lines as well as default interest. The tax rate applicable to income qualified under Section A is 15 percent.
•   Section B comprises dividends, interest on bonds, interest paid under shareholders loans, royalties, capital gains from the sale of shares, interest from current and time deposits placed with financial institutions and any other investment income not specifically listed. The general (withholding) tax rate in Section B is 10 percent. A withholding tax rate of 5 percent applies to interest from securities of the central bank, in case of interest paid on securities with a maturity equal or superior to three years; and a withholding tax rate of 15 percent applies to any other investment income not specifically listed.

With regard to dividends, an exemption from investment income tax applies to profits distributed by an entity with its head office or place of effective management in Angola to a parent company also located in Angola, holding at least 25 percent of the shares of the subsidiary for a minimum period of one year.

In addition, under the Investment Income Tax Code, the repatriation of profits imputable to permanent establishments of non-resident companies in Angola is now subject to Investment Income Tax withholding at the rate of 10 percent. The tax must be withheld and delivered to the Angolan Tax Authorities by the paying entity (i.e. the permanent establishment).

The new PIL also created a supplementary rate applicable to dividends and profits distributed which exceed the participation of the shareholder of own funds in the company. The new rate applies as follows to the value in excess of the own funds: 15 percent if the excess is up to 20 percent, 30 percent if the excess is between 20 percent and 50 percent, and 50 percent if the value exceeds 50 percent. This rate does not apply however if the amounts are reinvested.

Real Estate Transfer Tax

Property transfer tax is due on any transaction that involves the transfer of rights over real estate property located in Angola, either on a perpetual or temporary basis, irrespective of the value, nature or denomination of the relevant right.

Property transfer tax is also due, among others, on the following transactions:

•   transfer of immovable property and similar transactions (for example, long-term lease for a period exceeding 20 years);
•   incorporation of immovable property in a company's share capital; and
•   the acquisition of participations in any company that holds immovable property if, as a consequence of the acquisition, some of the shareholders will hold 50 percent or more of the Company's share capital and it is proved that the acquisition of the participations was performed to acquire the immovable property.

Property transfer tax is levied at the rate of 2 percent and is due by the acquirer of the property on the higher of the value of sale or the value of the property.

In the sale and purchase of immovable property, stamp duty shall apply at the rate of 0.3 percent plus 0.4 percent on active lease transfers.

Urban Property Tax

Urban property tax is levied over the income derived from the rental of urban property and in situations of mere ownership of property.

In the case of mere ownership, the tax is levied over the patrimonial value of property. The patrimonial value corresponds to the value attributed to the property by the tax authorities in accordance with the rules for valuation or re-valuation of urban properties or the value for which the property has been sold, whichever is the higher.

In the case of rented property, the tax is levied over the amount of rental income. The tax is payable by whoever has the right to receive the rental income from the property while, in cases of mere ownership, the tax is payable by the owner, beneficiary or holder of the surface rights to the property.

Rents charged over urban property are subject to the net urban property tax at a rate of 15 percent. This rate is determined considering the application of the general 25 percent rate levied over the rent net of expenses, equivalent to 60 percent of the amount of the rent. Taxpayers having "organized accounting" in Angola, either companies or individuals, are required to withhold the 15 percent tax amount upon payment of the rents to the landlord. The withheld amounts must be delivered by the 30th day of the month following the withholding of the tax due to the relevant tax office where the property is located.

With regards to rented property when the tax is not assessed based on the withholding, the urban property tax must be paid in two installments, respectively in January and July. The tax may also be paid in four installments in the months of January, April, July and October, if so declared by the taxpayer. In case of non-rented property, the urban property tax must be paid in two equal installments, in July and October.

Environmental Damage and Contamination

The main Angolan statutes as to environmental responsibility are the Environmental Base Law - Law No. 5/98, of June 19, 1998 - and Presidential Decree No. 194/11, of July 7, 2011 ("Presidential Decree 194/11"), on liability for environmental damages.

Liability generally arises if (i) the "incident" and/or consequential damage arise from an act or omission which causes or allows to cause an incident resulting in pollution and/or (ii) any environmental law or rule was breached in connection with the relevant activity leading to pollution and damage. In this case, the entity is liable to the state and individuals or entities suffering the damage.

Presidential Decree 194/11 sets strict liability (i.e. without fault) in relation to damage caused to a third party resulting from the breach of environmental rules and whilst engaged in any given activity. Presidential Decree 194/11 is also based on the "polluter-pays principle", and allows and enables recourse to international conventions and domestic law when available to limit liability.

In addition, under the Civil Code, responsibility for the damage may give rise to compensation for the damage caused and/or compensation profits not received as a result of the incident (subject to the terms of the claim).

Moreover, the Environmental Base Law also provides that any individual or entity that causes damage to the Angolan environment is liable and responsible before the Angolan state, irrespective of fault (i.e., strict liability).

Another relevant statute is the Presidential Decree No. 190/12, of 24 August 2012, which approved the Regulation on Waste Management. Companies engaged in construction activities are generally required to comply with the rules and regulations set forth in this statute and they apply to any activity able to generate waste or related with waste management. The cornerstone of the framework is based on a waste management plan that the relevant company must file with the Ministry of Environment and licensing of the facilities that will be engaged in the relevant waste management activities.

Penalties for breach of the above framework include compensation for damage sustained by third parties, seizure of equipment and/or machinery, public tenders, fines and/or license suspension/cancellation. Fines may range from $1,000 to $1,000,000.

Employees

As at December 31, 2016, we had two employees. All employees are currently located outside the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Offices

During the year the Company utilized approximately 1,500 square feet of office space at the offices of AIII located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to the Company by AIII on a rent-free basis. Post-merger the company is in the process of relocating the offices to Bermuda which will be completed imminently.

TEM 1A. RISK FACTORS Back to Table of Contents

While investing in our Common Stock will provide an investor with an equity ownership interest in the Company, our stockholders will be subject to risks inherent in investing in the highly competitive oil and gas industry, generally, and in AGC, specifically, which has very limited operating history and limited resources. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss in any investment in our shares. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

Risks Related to the Business of the Company

The Company has only recently commenced its business operations

Upon completion of the Merger Agreement AIC will become a wholly owned subsidiary of the Company with AIC representing the succeeding business. As a result, discussion of the risks and uncertainties related to the Business of the Company represent those of the AIC business.

The Company has only recently commenced its business operations

The business was acquired by AIC on January 23, 2015. The Company therefore lacks an operating history in operating its assets in the sub-Saharan real estate market and the ability to demonstrate the merits of its business strategy. In addition, the Company's management team do not share a history of collaborating together in a business venture prior to the establishment of the Company and have only gained experience in the Sub-Saharan real estate market individually and/or in other corporate organizations. The Company may be unable to successfully execute its business strategy as expected and may at any time be forced to reassess and make adjustments to its strategy. Any such implementation issues and/or changes in strategy may have an adverse effect on the financial condition, results of operations and/or prospects of the Company.

The Company may not be able to implement its acquisition strategy

A key aspect of the Company's strategy is to grow the business through the selective acquisition of further real estate assets. The successful implementation of this strategy requires, besides the availability of sufficiently attractive and reasonably priced properties and real estate rights, that the Company is able to obtain access to the necessary financing for such acquisitions. In order to realize continuing acquisition opportunities, the Company will need to raise additional equity and/or debt finance in the future and/or find vendors willing to accept equity in the Company as part or full payment for such real estate. Sufficient funds required to finance contemplated acquisitions may not be available at terms and conditions satisfactory to the Company, if at all. The Company's access to third-party sources of finance depends on a number of factors, including the market's perception of the Company's growth potential, the Company's current and potential future earnings, the Sub-Saharan real estate market and related country risk generally and, with respect to the Company's current assets, Angolan risk in particular. Any inability to acquire properties or real estate rights due to a lack of sufficient financing would limit the Company's growth strategy, and accordingly could have a material adverse effect on the Company's prospects.

The Company is dependent on raising capital, which may not be available

The Company's strategy contemplates expenditures, for the purposes of financing property investments. The Company intends to rely on raising capital from third-party sources for such purposes. There can be no assurances that third-party sources of finance will be available when required, on favorable terms or at all. The Company's access to third-party sources of finance depends on a number of factors, including the market's perception of the Company's growth potential, the Company's current and potential future earnings, the relevant real estate markets and country risks generally.

In addition, the Sub Saharan domestic debt markets remains significantly underdeveloped, even compared to many other emerging market countries. Financing from domestic banks and the syndicated loan markets is not readily available, and for the foreseeable future the Company expects to be reliant on raising debt or equity finance for the purposes of pursuing its strategy. There can be no assurances that the Company will be able to successfully raise additional debt or equity as and when required.

If the Company is not able to obtain third-party sources of capital and/or any other forms of financing on favorable terms, its prospects could be materially adversely affected. Moreover, additional debt financing, if indeed available, may substantially increase the Company's leverage.

Real estate investments are relatively illiquid

Investments in real estate assets can be relatively illiquid due to the unique nature of each asset, the specialist nature of the market participants, significant acquisition prices and the potential time and cost implications of acquiring/disposing of such assets. In addition, real estate assets can be relatively illiquid for reasons including, but not limited to, the potential nature of leases, commercial properties being tailored to tenants' specific requirements and varying demand for real estate assets. Such illiquidity, especially during periods of financial stress or political or social unrest, may affect the Company's ability to vary its real estate portfolio or dispose of assets in a timely fashion and/or at satisfactory prices in response to changes in economic, political, real estate market and/or other conditions. These risks may be more pronounced where there is a small number of properties owned, such as is the case for the Company.

Any inability of the Company to dispose of its investments or to do so at a gain, or any losses on the disposal of the Company's investments, may affect the Company's ability to achieve its targeted returns, and may have a material adverse effect on the Company's financial condition, prospects and results of operations.

The Company relies on key personnel

The Company strategy depends to a significant degree upon the efforts and abilities of certain key personnel. In addition, the Company benefits from the extensive contacts and relationships of its management team. The Company currently employs a relatively small international and local management team. The Company's intention is to recruit further personnel over the coming 12 months relating to the expansion of the operations of the business. The loss of key personnel and/or any unavailability of working visas for expatriate directors or employees could adversely affect the financial condition, results of operations and/or prospects of the Company.

Property valuation reports which could impact the value of the Company's properties are subject to measurement uncertainty

The property valuation reports used by the Company to determine the fair value of its properties and real estate rights relating to currently owned properties in Angola were prepared by the valuer Zenki Real Estate Lda. ("Zenki"), a member of the CBRE (CBRE Company, Inc.) affiliate network. The property valuation reports were based on standard valuation principles and represented the professional opinion of Zenki as of the relevant valuation date. The property valuation reports were based on several assumptions that, with the benefit of hindsight, may turn out to be incorrect. Additionally, the valuation of real estate and real estate rights has been based on the subjective estimations of Zenki and a multitude of external factors such as, for example, the general market environment, interest rate levels, the creditworthiness of tenants, the rental market, the development of the location and tax considerations. Therefore, the valuations of real estate and real estate rights provided to the Company by the valuer are subject to numerous uncertainties. Accordingly, the values indicated in the property valuation reports (and, accordingly, in the Company's financial statements) may not represent achievable sales prices of the Company's individual properties and real estate rights and/or of the Company's real estate and real estate rights portfolio as a whole.

A change in the factors underlying the Zenki appraisal and/or its assumptions may also cause the fair value determined on the relevant valuation date to decline to a level below the book value of a property or a real estate right, which could result in an impairment charge if the recoverable amount is less than the carrying value of the investment property. Under these circumstances, the Company would be required immediately to recognize the negative change in value as an impairment loss resulting from the fair value adjustment of investment properties or real estate rights for the relevant accounting period. Further, under these circumstances the company may be required to recognize an impairment of goodwill for any goodwill recognized on acquisition.  Any such losses may have a material adverse effect on the financial condition, results of operations and/or prospects of the Company.

The Company's real estate assets are based on real estate rights in a frontier market

Titles to property and real estate rights in Sub-Saharan Africa may be inherently of higher risk than in countries where stronger property legislation is effective. Acquisition and possession of title may be more open to risk than in many other countries, irrespective of any additional due diligence that may be conducted by the Company.

The legal regime governing land ownership in Angola, where the Company's current assets are located, is based on the premise that, as a general rule, land is ultimately owned by the Angolan government. Depending on the legal designation of the relevant plot by the government, more or less restricted real property rights may be conveyed to natural or legal persons - with the aim of ensuring the relevant property right's full and free use and enjoyment. (See "Government Regulations" below for further information relating to Angolan real estate laws)

The Company's real estate assets are classed as either 'surface rights' or 'usufruct'. Surface rights are the most commonly conveyed types of property right in Angola, and are granted on the basis of a concession agreement which entitles the owner to the right to carry out construction works and to own and exploit what is being built on the relevant plot. The term of the surface right is typically 60 years and is customarily subject to an automatic renewal if not otherwise agreed.

Usufruct means the right to enjoy temporarily and to its full extent an object or another person's property right, without changing its form or substance. Generally, the term of the usufruct may not exceed the life of the beneficial owner. If the beneficial owner is a company, the maximum duration is 30 years.

Therefore, the Company is not and does not become the legal owner of the relevant plots indefinitely, and the respective property rights will be subject to the abovementioned risks and limitations, with details depending on the respective object and type and term of the respective property right.

The Company's due diligence may not identify all risks and liabilities in respect of an acquisition

Prior to entering into an agreement to acquire any real estate asset, the Company's management team performs customary due diligence on the proposed investment. In doing so, it typically relies in part on third parties to conduct a significant portion of this due diligence (including providing legal reports on title and property valuations). There can be no assurance that any due diligence examinations carried out by the Company's management team or by third parties on behalf of the Company in connection with any assets that the Company may acquire will reveal all of the risks associated with that asset, or the full extent of such risks. Assets that the Company acquires may be subject to hidden material defects that were not apparent at the time of acquisition. To the extent that the Company's management team or other third parties underestimate or fail to identify risks and liabilities associated with an investment, the Company may be subject to one or more of the following risks (inter alia):

•   defects in free and clear title;
•   environmental, structural or operational defects or liabilities requiring remediation and/or not covered by indemnities or insurance;
•   an inability to obtain permits enabling it to use the asset as intended; and/or
•   acquiring assets that fail to perform in accordance with expectations.

Any of these consequences of a due diligence failure may have a material adverse effect on the Company's financial condition, results of operations and/or prospects.

Property investments may require significant maintenance, repair, modernization or refurbishment works

In order to attract and to meet the expectations of targeted tenants the Company expects that it will be required to deliver high service standards. Maintenance and modernization measures may be required in order to meet changing legal, environmental or market requirements (e.g., with regard to health and safety requirements and fire protection). Failure to maintain the properties could pose a risk to the health and safety of the Company's tenants as well as its employees or others. The costs associated with these maintenance and modernization measures are borne by the Company, which may therefore be burdened with substantial expenses. Additional costs may have to be incurred if the actual costs of maintaining or modernizing the properties exceed current estimates, if defects not covered by insurance or contractual warranties are discovered and/or if additional measures are required for other reasons. Any failure to undertake appropriate maintenance, repair and modernization measures, as well as any additional costs for such measures, could adversely affect the Company's rental income and potentially entitle tenants to withhold or reduce rental payments or even to terminate existing lease agreements. This could have a material adverse effect on the Company's financial condition, results of operations and/or prospects.

Where the Company undertakes maintenance, repair, modernization or refurbishment, the Company will typically be dependent on the performance of third party contractors which may expose the Company to various risks, including, but not limited to delays in the timely completion of projects; failure by third-party contractors in performing their contractual obligations or poor quality workmanship from such contractors; and/or insolvency of third-party contractors.

While the Company seeks to make contractual arrangements with third party providers to mitigate customary risks, there can be no certainty of effectively mitigating all risks. Failure to execute such projects in a timely and cost effective fashion, whether due to failures in the performance of the Company's third-party contractors, failures by the Company in properly supervising such third party contractors or otherwise, may have a material adverse effect on the Company's financial condition, results of operations and/or prospects.

The Company may be subject to the effects of exchange rate fluctuations

The Company's and certain of its subsidiary's functional currency is USD. While rental monies may be receivables in local currencies, such as AOA Kwanza in Angola, amounts payable by the Company's tenants in respect of rental income on the real estate assets may in some cases be calculated by reference to the preliminary USD conversion rate at the time of payment. On the other hand, the Company expects to pay certain expenses and liabilities, and receive and conduct its operational payments in local currencies. Exchange rate fluctuation could thus have an adverse effect on the Company's financial condition, results of operations and/or prospects.

The insurance coverage obtained by the Company for its business operations may turn out to be insufficient and may not cover all relevant damages, losses or liabilities

The Company believes that the insurance coverage obtained by the Company for its business operations is in line with market standards in the relevant commercial real estate industry and covers adequately the risks to which the operations of the Company are exposed. Nevertheless, it may turn out that the insurance coverage the Company has obtained does not cover all risks to which it is exposed and/or that the amounts of coverage fall short of the actual amount of damage, loss or liability. Any deficiency in insurance coverage may have a material adverse effect on the Company's financial condition, results of operations and/or prospects.

Environmental and health and safety laws, regulations and standards may expose the Company to the risk of substantial costs and liabilities

Although there is no current impact on the company, laws and regulations, as these may be amended over time, may impose environmental liabilities associated with real estate assets (including environmental liabilities that were incurred or that arose prior to the Company's acquisition of such real estate assets). Such liabilities may result in significant investigation, removal, or remediation costs regardless of whether the Company originally caused a contamination or other environmental hazard. In addition, environmental liabilities could adversely affect the Company's ability to sell, lease or redevelop a property, or to borrow using a property as security and may in certain circumstances (such as the release of certain hazardous materials) form the basis for liability to third persons for personal injury or other damages. The Company's investments may, in the future, include properties historically used for commercial, industrial and/or manufacturing uses. Such real estate assets could contain, or could have contained, storage tanks for the storage of hazardous or toxic substances. Leasing properties, such as those containing warehouses, to tenants that engage in industrial, manufacturing and other commercial activities could cause the Company to be subject to increased risk of liabilities under environmental laws and regulations. If the Company were to be exposed to environmental liabilities or increased costs or limitations on its use or disposal of properties as a result of changes to environmental laws and regulations, this may have a material adverse effect on the Company's financial condition, results of operations and/or prospects.

New and more stringent environmental laws, regulations and permit requirements or stricter interpretations of current laws or regulations could, in the future, impose substantial additional costs on the Company's investments. Compliance with such current or future environmental requirements does not ensure that the Company will not be required to incur additional unforeseen environmental expenditures.

Risk Factors Relating to our Target Market

Investing in securities involving frontier markets generally involves a higher degree of risk than investing in securities in more developed markets

Investing in securities involving frontier markets, such as Angola, generally involves a higher degree of risk than investing in securities of corporate or sovereign issuers from more developed countries. These higher risks include, but are not limited to, higher volatility and limited liquidity, as well as risks relating to the relevant country itself, including but not limited to narrow economic growth base and instability and changes in the social, political and economic environment. Frontier markets can also experience corruption of government officials and misuse of public funds more often than more mature markets, which could undermine or adversely affect that country's economic growth as well as that of the companies operating there. As a consequence, an investment in securities issued by a company operating primarily in that market carries risks that are not typically associated with investing in securities issued in more mature markets.

Angola's economy is susceptible to adverse developments similar to those suffered by other frontier market countries. Investors should exercise particular care in evaluating the risks involved, should take appropriate advice and must decide for themselves whether, in light of those risks, their investment is appropriate. Investment in companies operating in frontier markets, such as Angola, is only suitable for sophisticated investors who fully appreciate the significance of the risks involved.

Frontier markets have been and may continue to be significantly affected by the current global financial and economic crisis. As a consequence, some have experienced a dramatic economic downturn, which may continue in the foreseeable future.

Challenges in the implementation of economic and financial reforms, and the lack of available financing, may have a negative effect on the performance of the Angolan economy

In order to ensure sustainable growth of Angola's economy, the Angolan Government has been implementing a wide range of economic, financial and banking system reforms, and improvements of the legal and regulatory environment. The Angolan Government is pursuing these measures to promote private sector investments, diversify the economy away from the oil sector and facilitate access to credit to further foster private investment in Angola by both local and foreign investors. Although the Angolan Government intends to continue implementing these reforms, any challenges or delay in their implementation may materially and adversely affect Angola's economic, political and/or financial condition.

Continued pursuit of long-term objectives, including those set forth in the Angolan Government National Development Plan 2013-2017, will depend on a number of factors including continued political support in Angola and across multiple government ministries, adequate funding, the outcome of policy reviews, improved security, power sector reform, availability of human capital and significant coordination. In order to fund these plans, the Angolan Government budgeted capital expenditure of $5.6 billion in 2015, $10.3 billion in 2016 and $11.2 billion in 2017. The significant funding requirements for these plans may prove difficult to meet, and the funding requirements for these initiatives may lead to an increase in Angola's outstanding debt.

The economic and other assumptions underlying the objectives set forth in these plans including with respect to oil prices and production, GDP growth, inflation, external debt and the fiscal deficit may not be met, which would undermine Angola's ability to achieve the stated objectives, which could result in an adverse effect on the economy of Angola.

Failure to adequately address actual and perceived risks of corruption may adversely affect a country's economy

Corruption has many implications for a country, including increasing the risk of political instability, distorting decision-making processes and adversely affecting its international reputation. Failure to address these issues, corruption, and any future allegations of or perceived risk of corruption could have an adverse effect on the political stability of the country, on the country's ability to attract foreign investment and on the country's economy. Corruption continues to be a significant problem in the Sub-Saharan markets and Angola in particular.

According to Transparency International, an international non-governmental organization that monitors and publicizes corporate and political corruption, Angola currently ranks in the top 15 most corrupt countries of those surveyed. In addition, independent international organizations have identified corruption and misuse of funds by public officials as significant challenges facing Angola. Specifically, there have been allegations of corruption in Angola relating to senior public officials having business interests in sectors for which they have responsibility or can otherwise exert influence or using Government influence to channel lucrative business opportunities to a relatively small political elite.

In response to this, Angola has recently introduced a series of laws and regulations to deal with corruption. However, there is currently no data on how effective these measures have been in preventing corruption in Angola and there can be no assurances that they will be effective in the future. Further, in 2010 Angola introduced a law to govern public procurement processes and established a body overseen by the Ministry of Finance to oversee public procurement processes. However, the President of the Republic is entitled to approve contract tenders of any value in certain limited circumstances. Depending on the value of the contract, other public authorities are entitled to approve contract tenders under delegation of the President of the Republic. When a contract is approved by the President or by a public official with delegated authority, the awarding of such contract is not subject to Angola's usual public procurement procedures and laws, which do not prohibit the awarding of contracts to companies where public officials have an interest.

Challenges in diversifying its economy may constrain Angola's economic growth

In recent years, Angola has been diversifying its economy away from the oil sector to other economic sectors, such as agriculture, construction, financial services and mining, and is currently planning a number of economic and fiscal measures to further progress this economic diversification strategy. However, in 2014 the oil sector represented more than 97.4% of Angola's exports and accounted for 35.4% of its GDP. Deficiencies in infrastructure levels, lack of private investment, shortages of skilled labor, a developing financial sector and a challenging business environment, including but not limited to the length of time required to start and close a business and difficulties in enforcing contracts present challenges to the implementation by Angola of an economic diversification strategy. No assurances can be given that Angola will succeed in continuing to diversify its economy on a timely basis or at all. If Angola does not successfully further diversify its economy, its economic growth may be limited.

Challenge in ensuring smooth governmental succession could lead to political and social instability

Angola presently shows signs of relative political stability. In August, President Jose Eduardo dos Santos won re-election as the People's Movement for the Liberation of Angola ("MPLA") party's leader. He had indicated earlier this year his intention to stand for another term in 2017's elections and to step down a year later. This would give him and the MPLA the opportunity to manage the succession.

The MPLA has been the ruling party in Angola since Angola obtained independence in 1975 and the current administration has been in power since 1979. The MPLA was elected by a large margin in Angola's 2008 general elections, the first such elections after the end of Civil War. In 2012, the MPLA was re-elected by a large margin, in an electoral process that was considered fair by international organizations.

However, given that Angola has not had a change in the majority government since 1979, there can be no assurance that the handing over of power to a new president and/or a new political party will be smooth. Whatever the outcome of the election, the next administration may pursue policies and have priorities which differ from those of the current administration and may alter or reverse certain reforms or take actions that make domestic and foreign investment in Angola less attractive. If the political climate in Angola were to change significantly, it could lead to political and social instability, which may materially and adversely affect the Angolan economy.

The MPLA has a majority that allows it to pass legislation with limited opposition

The MPLA has more than a two-thirds majority in the National Assembly. As a result of the current constitutional system which allows the majority of laws to be passed by a simple majority, and constitutional changes to be affected by a two-thirds majority, the President may rely on the MPLA to ensure that a high proportion of any new laws proposed to Parliament will be passed. If the MPLA were to abuse these powers, despite a history of low levels of popular unrest in Angola, the opposition parties and the disaffected population may rally against the President and the MPLA. In addition, public disaffection with the MPLA concerning its parliamentary majority could result in a degree of political instability, which could have an adverse effect on Angola's economy.

Angola is located in a region that has been subject to ongoing political and security concerns

Angola is located in a region which has, at times, experienced political instability. Wars, political instability, social unrest, epidemics and/or increased fragility in other countries bordering or close to Angola are common. In particular, the ongoing civil war in the Democratic Republic of Congo poses a threat to stability in the region. Such regional threats and fragility among Angola's neighboring countries may have a material adverse effect on Angola's economy.

Devaluation in the value of the Kwanza could have a material adverse effect on Angola's economy

The Angolan central bank (BNA) devalued the Kwanza three times since June 2015. The devaluations were aimed at stimulating foreign currency inflows (through both Foreign Direct Investment (FDI) and exports) that have decreased as a result of continuing low oil prices. The Kwanza lost 24% versus the USD in 2015 and is down around 18% this year to date. To date, the BNA's devaluations have not resulted in a decrease in the parallel rate (a market-determined exchange rate that coexists with the pegged exchange rate), which remains at approximately AOA 180-200 per US dollar. The possibility exists for the Kwanza to continue to depreciate modestly against the US dollar as a result of a decline in Angola's current-account surplus and the rate increase by the U.S. Federal Reserve, which is may strengthen the US dollar.

The recent devaluation of the Kwanza, and any further devaluations in the future, could have a material adverse effect on Angola's rate of inflation as a result of higher import prices and rising demand for exports.

High inflation could have a material adverse effect on Angola's economy

Consumer inflation has declined from 15.3% in 2010 to 7.5% in 2014. As at 30 September 2015, inflation over the previous 12 months was 11.7%. In the past, Angola has experienced very high levels of inflation due to economic instability caused by the Civil War. For example, in 2000 Angola's inflation rate reached 268%.

Although Angola has recently experienced growth in the agricultural sector, with improved harvests, it continues to rely heavily on food imports as well as imports of components necessary for use in the construction and manufacturing sectors. A major factor affecting Angola's inflation relates to the exchange rate flexibility affecting those imported goods on which Angola relies heavily.

Although Angola's monetary policies are aimed at containing inflation, there can be no assurance that the inflation rate will not rise in the future. Significant inflation could have a material adverse effect on Angola's economy.

There can be no certainty that real estate values will continue to rise, and they may, in fact, fall

The Angolan real estate market is neither mature nor transparent; the number of participants is limited and property valuations are predicated on the continued growth and development of the Angolan economy. Angola's economy has grown significantly since 2002, and real estate valuations have increased commensurately. There can be no certainty, however, that valuations will continue to rise. Depending on various factors outside of the Company's control, particularly the continued development of Angola's economy, real estate valuations in Angola may plateau or even decline in the future.

Deficiencies in Angola's comparably underdeveloped and unreliable infrastructure may pose risks to the Company

Despite major efforts to improve infrastructure, Angola's road, railway and energy infrastructure is still deficient. To the extent that current and future economic factors require a functioning infrastructure, these deficiencies may cause a slowdown and/or instability of Angola's development and economic growth, resulting in a decrease in the number of potential tenants who, directly or indirectly, participate in the Angolan or regional market. Deficiencies in Angola's infrastructure may in particular interfere with the business operations of international companies, which directly or indirectly constitute a significant part of the Company's current and potential tenant base. Therefore, infrastructure-related shortcomings could have a material adverse effect on the assets, cash flows and/or results of operations of the Company.

Furthermore, given high temperatures and humidity and infrastructure deficits, and in order to maintain appropriate health and safety standards of its properties, the Company operates certain technical equipment (such as power generators, diesel tanks, water purification tanks, septic tanks and air-conditioning systems). The supply chain necessary to purchase and maintain this equipment itself depends to a significant degree on the functioning of Angolan infrastructure as well as on the importation of equipment and parts. Any infrastructure deficiencies, therefore, may increase operating expenses. Any such increase, e.g., due to shortages in the supply of energy or important equipment, goods and services, could have a material adverse effect on the financial condition, results of operations and/or prospects of the Company.

The activities of the Company are highly dependent on Angola and the Angolan market

The business of operating residential compounds and commercial and light-industrial/logistics real estate is dependent to a significant degree on Angola's political and legal stability, and the Company's strategy is formed on the assumption that the Angolan economy will develop positively. If Angola's current political and/or legal stability deteriorates in the future (for example due to a problematic presidential transition; an economic downturn; a continuously low oil price and/or a decrease in oil production), such events could have a material impact on the Company's investments and its business plan in Angola and elsewhere.

The Company may face increasing competition

The Company's real estate strategy focuses on residential compounds and commercial and light-industrial/logistics real estate in perceived growth regions. The Company's acquisition criteria include that a potential property be located in a target geographical location and be reasonably priced. The number of available properties that match the criteria at any time may be limited. Members of the Company's management believe that the Sub-Saharan real estate markets, and the Angolan market in particular, currently offer attractive investment opportunities, and management expects investment activity to increase in the future. Some of the Company's competitors, both domestic and from abroad (e.g., Chinese investors and state agencies), may have an acquisition strategy similar to that of the Company; may possess greater financial resources and/or lower costs of capital than the Company; and may be able or willing to offer higher prices. As a result, the Company's strategy of growth through acquisitions could become more expensive or entirely implausible at certain times or generally in the future, in which case the Company may be forced to reconsider its strategy.

The Company may also face increasing competition when marketing its owned properties to potential tenants. Other real estate projects also targeting international companies and their employees have recently been developed in the vicinity of the Company's properties and are offering a high quality product. Similar projects on other plots are currently being developed by competitors. If the supply of good quality real estate options available to international companies continues to increase, rental rates and the value of the Company's properties and of related services may fall. The Company may not be able to continue to secure new tenants on such attractive rental terms.

These factors could have a material adverse effect on the financial condition, results of operations and/or prospects of the Company.

Weaknesses relating to the legal system and legislation may create an uncertain environment for investment and business activity

Angola's legal system remains subject to greater risks and uncertainties than more mature legal systems. In particular, risks associated with the Angolan legal system include:

•   inconsistencies between various laws, presidential decrees, governmental, ministerial and local orders, decisions, resolutions and other acts;
•   provisions in the laws and regulations that are ambiguously worded or lack specificity and thereby raise difficulties when implemented or interpreted;
•   inefficiencies, from a timing and costs perspective, and delays in judicial process;
•   the fact that it is not unusual in Angola for laws (including tax laws) to be enacted with retroactive effect or to be published sometime after their enactment;
•   the rarity of authority or guidance for interpreting provisions of Angolan legislation;
•   foreign exchange limitations due essentially to difficult access to foreign currency in Angola, which hinders and delays payments outside Angola;
•   difficulty in predicting the outcome of judicial application of Angolan legislation due to, among other factors, a general inconsistency in the judicial interpretation of such legislation in the same or similar cases; and
•   the fact that not all Angolan resolutions, orders, decrees, decisions and similar governmental, regulatory and judicial acts are readily available to the public or available in a comprehensibly organized form.

The judiciary's lack of independence and overall inexperience, the difficulty in enforcing court decisions and governmental discretion in enforcing claims could prevent the Company from obtaining effective redress in any court proceeding in Angola.

Enforcement of laws in Angola will depend on and be subject to the interpretation by relevant authorities which may adopt an interpretation of an aspect of local law which differs from that of the Company. Any contracts or other legal agreements that contain governing law and/or jurisdiction clauses implementing non-Angolan law or jurisdiction may not be enforceable under local law. In certain cases, the commitment of government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain and may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Any adverse interpretation or action with respect to the Company's legal arrangements could have a material adverse effect on the Company, its financial condition, results of operations and/or prospects.

The government of Angola exercises significant influence over domestic natural resource industries as well as many other aspects of the economy. Any action by the government of Angola concerning the economy could have a material adverse effect on the Company.

Furthermore, in a changing political and/or legal environment, the Company, as well as foreign commodity extracting companies (i.e. companies/businesses that the Company's tenants are typically connected to, directly or indirectly), may, in extreme cases, face the risk of being expropriated by the Angolan authorities (e.g., by nationalization) and may therefore lose ownership of some or all of their respective assets and/or real estate or other contractual rights without being compensated adequately. If any such deterioration or expropriation were to occur, it could have a material adverse effect on the financial condition, results of operations and/or prospects of the Company.

Enforcement of judgments may be difficult in Angola

The enforcement of foreign awards depends on their revision and confirmation by a local court, under the Angolan Civil Procedure Code. The requirements for a foreign award to be confirmed are, therefore, that: (i) no doubts exist as to the authenticity of the document that contains the judgment or as to the intelligibility of the decision; (ii) it has the force of res judicata according to the law of the country where it was rendered; (iii) it was rendered by a foreign court, the jurisdiction of which was not invoked by fraud and does not concern a subject matter for which the Angolan courts have exclusive jurisdiction; (iv) the same case is not pending before or has not been tried by an Angolan court, except if it was first brought before a foreign court; (v) the respondent was duly summoned, according to the law of the country of origin and that in the proceedings the adversary system and the principle of equity have been observed; (vi) it contains no decisions the recognition of which leads to a result manifestly incompatible with the principles of Angolan international public policy; and (vii) if it has ruled against an Angolan citizen or company, it does not offend Angolan private laws, when, according to Angolan conflict of laws rules, the dispute should have been resolved according to Angolan law.

Following the request for recognition of a foreign award, the party against which the enforcement of the award is requested has ten days to contest the confirmation of the award. The party requesting confirmation may answer within the eight days of the end of the period for the submission of the objection. Once the creditor holds a valid foreign award already recognized by the Angolan courts, the award can be enforced through enforcement proceedings. Once the enforcement is requested, the judge briefly analyses the enforcement application and the debtor is notified. The enforcement application may be refused, if the judge finds that the dispute could not be committed to arbitration. The debtor against whom enforcement is sought may lodge an opposition arguing any of the general legal grounds for opposition to enforcement, as long as there is no previous decision rejecting an application for the annulment of the award on the same grounds. According to the Angolan law, there are several grounds to present an opposition to enforcement, in particular: (i) the uncertainty, unenforceability or illiquidity of the obligation; (ii) res judicata prior to the enforcement title; and (iii) the holding of a credit against the enforcement creditor in order to obtain a set-off. It is important, however, to take into account that the opposition only suspends the enforcement when the debtor pays a security. If the enforcement is not suspended, it will continue with the seizure, where an enforcement agent will proceed to determine and seize debtor's credits and assets. Predicting the timeline for a decision by Angolan courts regarding enforcement of an award against a foreign state or a state-owned entity in not possible at this stage due to the fact that there are no published court decisions to this effect. Taking into account the abovementioned, it should be concluded that the enforcement of judgments in Angola may be very difficult.

The Angolan Civil Procedure Code determines the same rules for recognition of a foreign judicial decision and a foreign arbitral award. However, on August 12, 2016 the Resolution no. 38/16 was published in the Official Gazette, by which the National Assembly approved the accession to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards, executed on 10 June 1958, in New York, best known as the "New York Convention" ("NYC"). With 157 Contracting States, the NYC has contributed very significantly to the simplification and harmonization of recognition procedures and enforcement of foreign arbitral awards in these signatory countries. Membership to the NYC will provide more predictability to the process of recognition and enforcement of foreign judgments in Angola, since the NYC provides that each Contracting State shall recognize arbitral awards as binding and enforce them in accordance with the arbitration rules of the seat of arbitration, not owing to substantially more onerous conditions than those established for the recognition and enforcement of imposed domestic arbitral awards. Among the main differences that are anticipated in relation to the current regime, we underline the future inapplicability of Article 1096 of the Angolan Civil Procedure Code regarding the requirements for foreign award confirmation which will be replaced by Articles IV and V of the NYC when encountered with an arbitral award handed down in another Contracting State to the NYC.

However, it should be noted that the process of joining the NYC is not yet completed. In order for the NYC to enter into force in Angola, ratification is required by the President of the Republic and the guarantee of such instrument of ratification with the Secretary-General of the United States, as provided in the Constitution of the Republic of Angola and in the NYC.

Repatriation of money from the Company's Angolan Subsidiaries to the Company may require government approvals

The Company's ability to repatriate dividends follows from its private investment contract with the relevant authorities (Ministries or UTIP), under which it has been authorized to make its investments in Angola and import capital. Individual dividend payments, like any other significant foreign currency movements will require authorization by the National Bank on a case by case basis. The Company is required to fulfil certain requirements before being able to repatriate dividends. Any failure by the Company to comply with applicable legal requirements could thus have a material adverse effect on the Company's financial condition, results of operations and/or prospects. Due to the current foreign exchange situation in Angola, access to foreign currency is limited and payments outside Angola can be subject to delays.

The Company depends on the availability of sufficient funds being distributed by its operating subsidiaries in Angola

As the Company currently conducts its entire business operations through its subsidiaries, it may make payments only to the extent that it receives sufficient distributions from its Angolan operating subsidiaries.

There may be a lack of sufficient distributable funds available at the level of the Company at any particular time for various reasons; including a lack of available liquid funds at the Angolan operating companies that are available to be distributed, legal limitations in respect of the amounts that could be distributed by the Angolan operating companies, exchange controls that prevent the Angolan operating companies from transferring funds to the Company (as to which, see "- Exchange rate risks and exchange controls" below), withholding taxes on profit distributions and other reasons that may cause the Angolan operating companies to refrain or otherwise be restricted from distributing funds to the Company.

If the relevant subsidiaries are unable to distribute dividends, or otherwise transfer amounts outside of Angola, for any reason, this could materially affect the ability of the Company to pay amounts owing.

Possible impact of exchange controls; availability of USD

In 2016 the government of Angola continued foreign exchange rate limitations relating to the availability of USD for purchase by local companies. The limitation is in the form of local companies obtaining government approval in order to repatriate USD out of the country. The lifting these limitations are not immediately predictable, thus potentially impacting the timing of repatriation of funds. Although the Company has taken measures to enable its Angolan operating subsidiaries to transfer funds to the Company, there can be no assurance that they will continue to be able to do so. Angolan currency controls and practice are subject to change, with the National Bank of Angola exercising considerable autonomy in interpretation and practice. Varying interpretations may complicate the process of determining whether a license is needed or make certain payments from the Company's Angolan operating subsidiaries out of the country, as well as the process of obtaining such license. If the relevant subsidiaries are unable to distribute dividends, or otherwise transfer amounts outside of Angola, for any reason, this could materially affect the ability of the Company to pay amounts owing.

Tax-related risks relating to repatriation of funds and profits

Dividends paid by an Angolan resident company to a non-resident company (including non-resident parent companies) are subject to an Angolan Investment Income Tax, currently at a rate of 10 per cent. Amounts payable in respect of this tax are to be withheld at source. Additionally, certain countries may have tax regimes that may impose withholding or similar taxes on the profits or other returns derived from the projects in which the Company invests. This tax may be non-recoverable, namely considering that Angola has not entered into any double tax treaty with any other country. Nevertheless, the Angolan State Budget for 2016 granted a legislative authorization to the Angolan President to adapt and harmonize the Angolan legislation, in order to establish mechanisms for the exchange of information under policies and cooperation agreements on the exchange of tax information.

It is anticipated that the rates of withholding tax will vary across jurisdictions and will change from time to time, which could have a material and adverse effect on the Company's financial condition, results of operations and/or prospects.

The tax regimes applying in Angola, Bermuda and the British Virgin Islands may change, thereby affecting the Company's and/or its subsidiaries' tax treatments.

Risks Related to Registrant's Common Stock

The availability of a large number of authorized but unissued shares of Common Stock may lead to dilution of existing stockholders

The Company is authorized to issue 200,000,000 shares of Common Stock at $0.001 par value per share. As of March 31, 2017, the Company has 199,003,812 shares of Common Stock available for issuance. Additional shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

Upon the Closing of the Merger, the Company shall issue to the stockholders of AlC a total of 7,362,421 shares of Common Stock Series A and 100,000 shares of Common Stock Series C having 5,000 votes per share. As a result, the AIC stockholders will own 7,462,421 shares having the collective voting rights equal to 507,462,421 shares of Common Stock, on all matters submitted to the vote of holders of the Company's common stock. After the Closing, the existing stockholders of the Company will have the right to vote 641,411 shares of Common Stock Series A representing 7.92% of the Company's economic value of the common series A.

Our Certificate of Incorporation, as amended, will authorize the board of directors to issue 29,000,000 shares of preferred stock at $0.001 par value per share of which 29,000,000 will remain authorized and not issued after the closing of Merger Agreement.

In addition, the Board of Directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders.

In the event that Isha 2.5 is settled in exchange for the issuance of shares future common stock dilution may occur.

Cash dividends have never been paid

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors.

Our Common Stock is subject to the "Penny Stock" rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•   that a broker or dealer approve a person's account for transactions in penny stocks; and
•   the broker or dealer receives a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•   obtain financial information and investment experience objectives of the person; and
•   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•   sets forth the basis on which the broker or dealer made the suitability determination; and
•   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Financial Industry Regulatory Authority, Inc. ("FINRA") sales practice requirements may limit a shareholder's ability to trade our Common Stock

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our Shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time

The shares of our Common Stock are thinly-traded on the OTCPK Market, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six-months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected

As measured against the COSO 2013 framework, our internal control over financial reporting has material weaknesses and conditions that require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. The Group will in due course be required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 as a US listed company. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting has identified material weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

Under the standards established by the PCAOB, a material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by us relate to our existing processes to assess risk and to design and implement effective control activities over financial reporting. In particular, we do not have formalized risk assessment, oversight and compliance processes or formalized control descriptions for all of our key controls. Where control descriptions do exist, they do not necessarily include all relevant information to enable the operating effectiveness of such controls. Where control activities are dependent on certain information, we currently do not perform or have documented controls to assess the completeness and accuracy of such information. As measured against the COSO 2013 framework, we do not currently monitor all control activities and identified control deficiencies; thus, we are unable to evaluate whether other deficiencies, individually or in combination, result in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Actual or perceived material weaknesses that need to be addressed in our internal control over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Our share price could be volatile and our trading volume may fluctuate substantially

The price of our Common Shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.01 to a high of $1.20 since 2013. Many factors could have a significant impact on the future price of our Common Shares, including:

•   our inability to raise additional capital to fund our operations;
•   our failure to successfully implement our business objectives and strategic growth plans;
•   compliance with ongoing regulatory requirements;
•   market acceptance of our product;
•   changes in government regulations;
•   actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our Common Shares.

Nevada law contains provisions that could discourage, delay or prevent a change in control of our Company, prevent attempts to replace or remove current management and reduce the market price of our stock

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes. As a result, without further stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the NRS. Under these provisions, if anyone becomes an "interested stockholder," we may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us.

Our quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate and decline

We expect our quarterly results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•   changes in our costs, and our transaction losses;
•   changes in our pricing policies or those of our competitors;
•   relative rates of acquisition of new customers;
•   changes in foreign exchange rates;
•   seasonal patterns, including increases during the holiday season;
•   delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and
•   other changes in operating expenses, personnel and general economic conditions.

As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission ("SEC").

ITEM 2. DESCRIPTION OF PROPERTY Back to Table of Contents

Our correspondence office is located at 12 Hay Hill, Mayfair, London, W1I 8NR. Our telephone number in the UK is +44 (0) 203 862 2922. We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is quoted on the OTCQB under the symbol AFGC. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as reported by the OTCQB. The prices below, adjusted for a one-for-two hundred (1:200) reverse split effective January 30, 2017 represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	Low	High
Year Ended December 31, 2015:
First Quarter	$2.00	$6.00
Second Quarter	$2.00	$8.00
Third Quarter	$4.00	$8.00
Fourth Quarter	$4.00	$5.00
Year Ending December 31, 2016:
First Quarter	$1.00	$5.00
Second Quarter	$1.20	$8.00
Third Quarter	$2.00	$8.00
Fourth Quarter	$2.40	$3.00

As of March 31, 2017, our shares of Common Stock were held by approximately 528 stockholders of record. The transfer agent for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. We have no securities authorized for issuance under equity compensation plans.

During the past three years, the Company has sold the following securities which were not registered under the Securities Act of 1933, as amended:

The Company has not issued unregistered securities during the last three years. In connection the merger of the Registrant's wholly-owned subsidiary with and into Africa International Capital Ltd., a Bermuda corporation pursuant to which AIC will be the surviving company, we issued 74,706,464 shares of our Common Stock to the designees of AIC. The issuance shall take place in April 2017.

TEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this annual report, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this annual report. See "Cautionary Note Regarding Forward-Looking Statements."

The following disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years December 31, 2016 and 2015. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2016 and 2015. See section entitled "Forward-Looking Statements" above. It should be understood that as a result of the expected Closing of the Merger Agreement with AIC in April 2017 our historical results are not expected to be indicative of our future results.

Recent Developments

On April 25, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Africa International Capital Ltd., a Bermuda corporation ("AIC") pursuant to which a wholly-owned subsidiary of the Registrant will be merged into AIC which will be the surviving entity and will become a subsidiary of the Registrant. The Registrant expects the Merger Agreement to close in the second quarter of 2017.

In addition, on April 25, 2016, the Registrant also entered into a Contribution Agreement with its corporate parent and principal shareholder, American International Industries, Inc., a Nevada corporation ("AIII"), pursuant to which, at the closing of the Merger, AIII will assume all of Brenham's existing liabilities and working capital at the Closing in consideration and exchange for Brenham assigning to AIII all of Brenham's existing developed and undeveloped oil and gas assets.

Results of Operations during the year ended December 31, 2016 as compared to the year ended December 31, 2015

Net income for the twelve months ended December 31, 2016 was $637,647, compared to a net loss of $351,240 for the twelve months ended December 31, 2015. Net income was generated as a result of the assignment of all the Company's existing net developed and undeveloped oil and gas assets to a nominee of AIII in exchange for AIII assuming $773,387 of the Company's existing related party liabilities as consideration resulting in a gain of discontinued operations during the year 2016 of $775,335.

Due to the discontinuation of the operation of the oil and gas leases in 2016, there were no oil and gas revenues or operating expenses recorded for the twelve months ended December 31, 2016. General and administrative expenses for the twelve months ended December 31, 2016 were $137,688, and consisted primarily of executive compensation and legal and professional expenses. General and administrative expenses for the twelve months ended December 31, 2015 were $145,231, and consisted of executive compensation, travel, and legal and professional expenses.

Liquidity and Capital Resources

At December 31, 2016 and December 31, 2015, total assets were $10, and $51, respectively. At December 31, 2016, total liabilities were $38,980, consisting of $20,880 in accounts payable and accrued expenses and $18,100 in accounts payable and accrued liabilities to a related party. At December 31, 2015, total liabilities were $682,668, consisting of $23,518 in accounts payable and accrued expenses and $659,150 in net liabilities attributable to discontinued operations.

Cash flow used in operations was $139,778 during the twelve months ended December 31, 2016, principally due to a net loss from continuing operations of $137,668. Cash used in operations was $151,737 during the twelve months ended December 31, 2015 principally due to a net loss from continuing operations of $145,231.

For the twelve months ended December 31 2016 and 2015, we had no cash flows from investing activities.

For the twelve months ended December 31, 2016 and 2015, cash provided by financing activities was $139,737 in advances from related parties related to discontinued operations. For the year ended December 31, 2015, cash provided by financing activities was $145,788, consisting of $146,055 in advances from related parties related to discontinued operations, offset by $267 for the repurchase of 11,000 shares of Brenham's common stock for treasury.

Please refer to the Definitive Information Statement on Schedule 14C filed on December 12, 2016 for discussion on the Company's post-merger financial condition and liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2016 and 2015, and are included elsewhere in this annual report.

New Accounting Pronouncements

During the year the Company adopted an ASU issued by the FASB requiring, when applicable the following disclosures regarding uncertainties about an entity's ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Prior to the execution of the merger agreement the Company was loss generating with negligible revenues and did not anticipate generating any revenues in the near-term, which raised substantial doubt about the Company's ability to continue to operate as a going concern.

As at 31 December 2016 there remains substantial doubt about the Company's ability to continue to operate as a going concern for the twelve months following the filing of these financial statements. The Company has transferred the Oil and Gas assets to a nominee of AII under the Contribution and Merger Agreements and is in the process of finalizing of the merger with AIC.

Post-merger the Company intends to continue as a going concern through the underlying operating and revenue generating business of AIC and external financing, should it be required and available. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Shareholders
Africa Growth Corporation
(formerly Brenham Oil & Gas Corp.)

We have audited the accompanying consolidated balance sheets of Africa Growth Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Africa Growth Corporation as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no source of recurring revenue, has incurred a loss from operations in 2016 and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
March 31, 2017

Africa Growth Corporation
(formerly Brenham Oil & Gas Corp.)
Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10	$51
Net assets attributable to discontinued operations	-	6,000
Total assets	$10	$6,051

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$20,880	$23,518
Accounts payable - related party	18,100	-
Net liabilities attributable to discontinued operations	-	659,150
Total liabilities	38,980	682,668

Stockholder's equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
199,500,000 and 128,293,536 shares issued and outstanding	19,950	12,830
Less: treasury stock, at cost; 262,472	(4,728)	(4,728)
Additional paid-in capital	985,861	992,981
Accumulated deficit	(1,040,053)	(1,677,700)
Total stockholder's deficit	(38,970)	(676,617)
Total liabilities and stockholder's deficit	$10	$6,051

See accompanying notes to the consolidated financial statements.

Africa Growth Corporation
(formerly Brenham Oil & Gas Corp.)
Consolidated Statements of Operations
For the Years Ended December 31, 2016 and 2015

	For the Years Ended December 31,
	2016	2015

Operating expenses:
General and administrative	$137,688	$145,231
Total operating expenses	137,688	145,231

Gain (loss) from discontinued operations	775,335	(206,009)
Net income (loss)	$637,647	$(351,240)

Net loss per common share - basic and diluted from continuing operations	$(0.00)	$(0.00)
Net income (loss) per common share - basic and diluted from discontinued operations	$0.01	$(0.00)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	138,410,301	128,293,094

See accompanying notes to the consolidated financial statements.

Africa Growth Corporation
(Formerly Brenham Oil & Gas Corp.)
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2016 and 2015

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount	Treasury Stock	Capital	Deficit	Total

Balance at December 31, 2014	128,293,536	$12,830	$(4,461)	$992,981	$(1,326,460)	$(325,110)
Acquisition of treasury shares	-	-	(267)	-	-	(267)
Net loss	-	-	-	-	(351,240)	(351,240)
Balance at December 31, 2015	128,293,536	12,830	(4,728)	992,981	(1,677,700)	(676,617)
Issuance of common stock related to the Merger	71,206,464	7,120	-	(7,120)	-	-
Net income	-	-	-	-	637,647	637,324
Balance at December 31, 2016	199,500,000	$19,950	$(4,728)	$985,861	$(1,040,053)	$(38,970)

See accompanying notes to the consolidated financial statements.

Africa Growth Corporation
(formerly Brenham Oil & Gas Corp.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	For the Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$637,647	$(351,240)
(Gain) loss from discontinued operations	(775,335)	206,009
Loss from continuing operations	(137,688)	(145,231)

Adjustments to reconcile net loss to cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,090)	(506)
Net cash used in operating activities - continuing operations	(139,778)	(145,737)
Net cash used in operating activities - discontinued operations	-	(6,000)
Net cash used in operating activities	(139,778)	(151,737)

Cash flows from financing activities:
Advances from related party, net	(18,100)	-
Payments for acquisition of treasury stock	-	(267)
Net cash used in financing activities - continuing operations	(18,100)	(267)
Net cash (used in) provided by financing activities - discontinued operations	(121,637)	146,055
Net cash (used in) provided by financing activities	(139,737)	145,788

Net increase (decrease) in cash	41	(5,949)
Cash and cash equivalents, beginning of year	51	6,000
Cash and cash equivalents, end of year	$10	$51

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Change in estimate of asset retirement costs	$-	$143
Issuance of common stock related to the Merger	$7,120	$-

See accompanying notes to the consolidated financial statements.

Africa Growth Corporation
(Formerly Brenham Oil & Gas Corp.)
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization, Ownership and Business

Africa Growth Corporation (formerly known as Brenham Oil & Gas Corp. (hereinafter the "Company", the "Registrant", or "AGC"), a Nevada corporation, was incorporated on April 21, 2010.

On April 29, 2016, the Company filed a Form 8-K reporting that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Africa International Capital Ltd., a Bermuda corporation ("AIC") pursuant to which a wholly-owned subsidiary of the Registrant will be merged with and into AIC which will be the surviving entity and will become a subsidiary of the Registrant. A copy of the Merger Agreement was filed as Exhibit 2.1 to that Form 8-K. The Registrant also reported in the same 8-K that it had also entered into a Contribution Agreement with its corporate parent and principal shareholder, American International Industries, Inc., a Nevada corporation ("AIII"), a copy of which was filed as Exhibit 2.2 to this same Form 8-K.

On November 9, 2016, the Company filed an amended Preliminary Information Statement on Schedule 14C with full disclosure required by Items 11 through 14 of Schedule 14A, including but not limited to the audited financial statements of the Registrant and AIC as well as the pro forma consolidated financial statements of the Registrant and AIC as required by Schedule 14A together with additional disclosure regarding the business of AIC. Further, in connection with the Closing the Registrant's Board of Directors effected the change of control of the Registrant.

On December 12, 2016, the Company filed the Definitive Preliminary Information Statement on Schedule 14C.

In December 2016, the Company issued 71,206,464 shares of common stock to Crescat Ventures Ltd, as a part issuance in connection with the Merger.

On January 17, 2017, pursuant to the Contribution Agreement filed as Exhibit 2.2 of the Merger Agreement form 8-K, AIII assumed all of the Company's existing liabilities in consideration and exchange for the Company assigning to a nominee of AIII all of the Company's existing developed and undeveloped oil and gas assets. As of December 31, 2016, the Company's oil and gas operations as well as the related liabilities were considered discontinued operations as described in Note 2.

On January 30, 2017, pursuant to the authority granted by the Joint Written Consent, a copy of which was attached as an exhibit to the DEF14C, the Company implemented a one-for-two hundred (1:200) reverse split of its 199,500,000 shares of issued and outstanding Common Stock (the "Reverse Split"). Further on this date the Company's name was changed to Africa Growth Capital.

On February 21, 2017, the Company paid $5,000 to AIII for merger related expenses incurred by AIII.

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

Prior to the execution of the merger agreement the Company generated losses with negligible revenues and did not anticipate generating any revenues in the near-term, which raised substantial doubt about the Company's ability to continue to operate as a going concern.

As at 31 December 2016 there remains substantial doubt about the Company's ability to continue to operate as a going concern for the twelve months following the filing of these financial statements. The Company has transferred the oil and gas assets to a nominee of AII under the Contribution and Merger Agreements and is in the process of finalizing of the merger with AIC.

Post-merger the Company intends to continue as a going concern through the underlying operating and revenue generating business of AIC and external financing, should it be required and available. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

The Company has adopted ASC 740-10 "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2016, the Company had not recorded any tax benefits from uncertain tax positions.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during a period. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation including adjusted footnotes to reflect the presentation of discontinued operations as further discussed in Note 2.

Subsequent Events

The Company has evaluated all transactions from December 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

During the current year the Company adopted an ASU issued by the FASB requiring, when applicable, disclosures regarding uncertainties about an entity's ability to continue as a going concern. During the preparation of quarterly and annual financial statements, management should evaluate whether conditions or events exist that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If this evaluation indicates that it is probable that an entity will be unable to meet its obligations when they become due within one year of the financial statement issuance date, management must evaluate whether its mitigation plans will alleviate the substantial doubt of continuing as a going concern. If substantial doubt exists, regardless of whether the mitigation plan alleviates the concern, additional disclosures are required in the financial statements addressing the conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events, and management's mitigation plans.

Note 2. Discontinued Operations

On January 17, 2017, the Company entered into contribution pursuant to which AIII assumed all of the Company's existing related party liabilities in consideration for the Company assigning to a nominee of AIII all of the Company's existing net developed and undeveloped oil and gas assets. As of December 31, 2016, the Company accounted for this transaction as a discontinued operation.

The amounts of the net assets and liabilities related to the discounted operations related to the Company's oil and gas properties for all periods presented are as follows:

	December 31, 2016	December 31, 2015
Assets:
Cash	$6,000	$6,000
Total assets	$6,000	$6,000

	December 31, 2016	December 31, 2015
Liabilities:
Accounts payable - related parties	$(773,387)	$(651,750)
Asset retirement obligation	(7,625)	$(7,400)
Total liabilities	$(781,012)	$(659,150)

Income (loss) from continued operations	$775,335	$(206,009)

Related party accounts payable described above as at December 31, 2016 consisted of $614,892 owed to AII, $21,394 owed to AITP for the funding of the Company's operations and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the prior year acquisition of mineral rights for the Gillock Field.

The amounts of income and expenses related to the discontinued operations related to the Company's oil and gas properties for all periods presented are as follows:

	December 31, 2016	December 31, 2015
Oil an gas revenue	$548	$5,902

Costs and expenses:
Lease operating expenses	-	9,073
Depletion and accretion	225	2,685
Impairment of oil and properties	-	200,153
Total costs and expenses	225	211,153
Operating income (loss)	323	(206,009)

Income (loss) from continued operation	$775,335	$(206,009)

Note 3. Accounts Payable - Related Party

Related party accounts payable at December 31, 2016 consists of $18,100 owed to AIC for the funding of the Company's operations.

The advances to the Company are non-interest bearing and due on demand.

Note 4. Equity

Common Stock

During the year ended December 31, 2015, the Company paid $267 to repurchase 11,000 shares of its common stock for treasury. During the year ended December 31, 2016, the Company issued 71,206,464 shares of common stock to Crescat Ventures Ltd, in connection with the Merger.

Stock Options

A summary of the Company's stock option activities for the years ended December 31, 2016 and 2015 is presented below:

	Shares	Weighted Average Exercise Price ($)	Intrinsic Value ($)
Outstanding and exercisable as of January 1, 2015	3,000,000	0.035	-
Granted	-	N/A	-
Exercised	-	N/A	-
Expired	(3,000,000)	N/A	-
Outstanding and exercisable as of December 31, 2015	-	0.035	-

	Shares	Weighted Average Exercise Price ($)	Intrinsic Value ($)
Outstanding and exercisable as of January 1, 2016	-	-	-
Granted	-	N/A	-
Exercised	-	N/A	-
Expired	-	N/A	-
Outstanding and exercisable as of December 31, 2016	-	-	-

Note 5. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year Ended December 31,
	2016	2015
Current	$-	$-
Deferred	-	-
Total income tax provision (benefit)	$-	$-

The effective income tax expense differed from the computed "expected" federal income tax expense on earnings before income taxes for the following reasons:

	Year Ended December 31,
	2016	2015
Computed federal income tax provision (benefit)	$216,800	$(119,422)
Meals and entertainment	-	111
Share-based compensation	-	-
Increase in valuation allowance	(216,800)	119,311
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$273,544	$490,344
Valuation allowance	(273,544)	(490,344)
Total deferred tax assets	$-	$-

At December 31, 2016 and 2015, the Company had a federal income tax net operating loss ("NOL") carryforwards of approximately $804,542 and $1,442,000, respectively. The NOL carryforward begins to expire in 2031. The value of this carryforward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforward. Additionally, because federal tax laws limit the time during which the net operating loss carryforward may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforward to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax assets at December 31, 2016 and 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N/A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on those criteria. Management has identified corrective actions for the weakness and plans to begin implementation during the second quarter of 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 due to a change and management that occurred during the fourth quarter ended December 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The table below contains information regarding the current members of the Board of Directors and executive officers.

Names	Position Held Since	Function
Christopher Darnell	Since November 2016	Chairman and Chief Executive Officer
Brenton Kuss	Since November 2016	Chief Financial Officer
S. Scott Gaille	July 2010	Director

Christopher Darnell - Chief Executive Officer and Chairman

Christopher Darnell is an Executive Director of AIC and also Chief Executive Officer of AIC. Mr. Darnell began his career in 1992 at the Southern Company, a New York Stock Exchange listed company with approximately US$17 billion in revenue, where he worked until 2002. During this time, Mr. Darnell was appointed or elected to the corporate boards of directors of four energy companies, both privately held and publicly traded, in South America. Mr. Darnell worked at Microsoft Corporation from 2003 to 2013, where he served as a member of multiple senior leadership teams for strategic technology businesses. Mr. Darnell oversaw investments in start-up, high-growth turn-around businesses. Mr. Darnell holds a bachelor degree in economics from The University of Chicago, having served as Vice President of the Alumni Board. He is an executive in residence at the Chicago Booth School of Business and has an international MBA (IBEAR) from the University of Southern California. In 2013, Mr. Darnell became involved with AIC in its conceptual stages, and became Executive Director and Chief Executive Officer at the time of its incorporation.

Brenton Kuss - Chief Financial Officer

Mr. Kuss serves as CFO since November 2016. He was a Manager at KPMG with a primary specialism in Infrastructure and secondary in Energy and Natural Resources. A member of the Institute of Chartered Accountants (Australia), he is also a graduate of The University of Queensland, holding both a Bachelors Degree of Commerce and a Bachelors Degree of Economics. Further, he is an alumnus of both The University of Chicago and SDA Bocconi through the completion of his MBA in 2013.

S. Scott Gaille - Director

S. Scott Gaille has been a Director since July 2010. Mr. Gaille is a lawyer and academic, teaching at Rice University's Graduate School of Business and the University of Chicago Law School. From October 2015 to the present, Scott has managed his law firm, GAILLE PLLC. Between February 2012 and October 2015, he served as the Chief Compliance Officer, General Counsel & Corporate Secretary for ZaZa Energy Corporation (NASDAQ: ZaZa). Mr. Gaille has extensive experience in Africa, including as President of West & East Africa Development, LLC (which acquired petroleum interests in Madagascar, Cameroon, and South Africa) and as Director - Business Development for Occidental Oil & Gas Corporation (where he worked to acquire a portfolio of assets in Angola, Nigeria, Guinea Bissau, and South Africa). Scott was an Olin Fellow in Law and Economics at The University of Chicago, where he received his Doctor of Law Degree with High Honors in 1995 and earned a Bachelor of Arts degree in Government at the University of Texas at Austin.

Director Independence

Mr. Darnell is not "independent" as such term is defined by the applicable listing standards of The NASDAQ Stock Market LLC.

Committees of the Board of Directors

Our Board of Directors does not have any committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole director.

Code of Ethics

We plan to adopt a Code of Ethics in 2017.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director is also the chief executive officer and has the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Board's Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since we does not have an audit committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and named Executive Officers, and anyone who beneficially owns ten percent (10%) or more of our Company's Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Persons required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2016 and (ii) certain written representations of our officers and directors, we believe that the following filings for our current officers and directors required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2016 were not filed in a timely manner: Mr. Darnell, Mr. Kuss and Mr. Gaille have not filed their Form 3's and Form 5's.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

For the three fiscal years ended December 31, 2016, 2015 and 2014, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

We do not currently have any formal employment salary arrangement with any of or new officers. All of our current officers have agreed to defer their compensation until such time as we are cash flow positive; therefore, none of our officers have received any compensation as of the date of this Annual Report. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company's employees.

Director's Compensation

Our directors are not entitled to receive compensation for service rendered to us or for meeting(s) attended except for reimbursement of out-of-pocket expenses. There is no formal or informal arrangements or agreements to compensate employee directors for service provided as a director; however, compensation for new non-employee directors is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

Compensation Policies and Practices as They Relate to the Company's Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Employment Contracts

We do not have any formal employment agreement with any of our officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as the Company maintains a positive cash flow.

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2016.

Option Grants

There were no individual grants of stock options to purchase our Common Stock made to our executive officers

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2016 and 2015 by our executive officers.

Long-Term Incentive Plan ("LTIP") Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our Common Stock after the Closing. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our Common Stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Cresent Venture Ltd. (2)	57,365,171	28.72%

American International Industries, Inc. (3)	65,346,390	32.71%
601 Cien Street, Suite 235
Kemah, TX 77565

S. Scott Gaille, Director	21,200,000	10.61%
601 Cien Street, Suite 235
Kemah, TX 77565

Christopher Darnell, CEO and Chairman	14,341,293	7.18%
c/o Cohort Limited
Cedar House, 41 Cedar Street
Hamilton HM 12, Bermuda

Bryant M. Mook	12,050,127	6.03%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (2 people)	35,541,293	17.79%

(1) Applicable percentage ownership is based on 199,237,528 shares of common stock outstanding as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) 28,293,537 limited voting proxy to a designee to Crescat Venture Ltd.
(3) Faiwuszewicz is the brother of Mr. Dror. International Diversified Corporation, Ltd. ("IDCL") is owned by Elkana Faiwuszewicz. Mr. Dror disclaims beneficial ownership of IDCL. IDCL is an affiliate of American by virtue of the size of its stock ownership of American.

Upon the Closing of the Merger, we issued the stockholders of AIC a total of 7,362,421 shares of Common Stock Series A and 100,000 shares of Common Stock Series C having 5,000 votes per share. As a result, the AIC stockholders own 7,462,421 shares of Common Stock with collective voting rights equal to 507,462,421 shares of Common Stock, on all matters submitted to the vote of holders of the Company's common stock.

Name of Beneficial Owner	Common Stock Series A and C Beneficially Owned	Percentage of Common Stock Series A and C Owned (2)
Crescat Venture Ltd. (1)	5,889,937 Series A and 80,000 Series C	79.90%
Christopher Darnell, Executive Officer and Director	1,472,484 Series A and 20,000 Series C	19.97%
S. Scott Gaille, Director	106,000 Series A	0.02%

Director and Officer (2 persons)	1,578,484 Series A and 20,000 Series C	20.00%

(1) Crescat Ventures Ltd. is beneficially owned by The Chicago Trust, created in Ireland, solely for the purpose of supporting programs and fellows related to The University of Chicago.
(2) Applicable percentage ownership is based on 508,002,632 voting shares issued and outstanding post - merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

During the last two fiscal years there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer of the Company or executive officer of AFGC, or beneficial holder of more than 5% of the outstanding common stock , or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Related party payables at December 31, 2016 consists of $654,387 owed to American as advances to assist with the Company's operating expenses, and $131,100 owed to KDT and Daniel Dror II Trust of 2012 for the prior year acquisition of mineral rights for the Gillock Field.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("MK")  as independent public accountant for the fiscal year ended December 31, 2016 and 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$21,750	$21,000
Audit-related fees (2)	---	---
Tax fees (3)	3,300	3,185
Total fees	25,050	24,185
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exh. No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 20, filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 20, filed herewith.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Africa Growth Corporation

By: /s/ Christopher Darnell
Christopher Darnell
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 31, 2017

By: /s/ Brenton Kuss
Brenton Kuss
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Darnell
Christopher Darnell
Chairman
 Date: March 31, 2017

By: /s/ S. Scott Gaille
S. Scott Gaille
Director
Date: March 31, 2017