Form 10-Q
period 2017-03-31
Africa Growth Corp
filed 2017-05-15
CIK 1501720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number: 0-55320

Africa Growth Corporation
 (Exact Name Of Registrant As Specified In Its Charter)
Nevada	27-2413875
(State of Incorporation)	(I.R.S. Employer Identification No.)

41 Cedar Avenue, 5th Floor, Hamilton, Bermuda	HM 12
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +44 (0) 203 862 2922

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of equity as of May 15, 2017 is 996,747 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Africa Growth Corporation
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10	$-
Total assets	$10	$10

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$36,362	$20,880
Accounts payable - related party	28,694	18,100
Total current liabilities	65,056	38,980

Commitments and contingencies	-	-

Stockholder's deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
998,060 shares issued and outstanding	100	100
Less: treasury stock, at cost; 1,313 shares	(4,728)	(4,728)
Additional paid-in capital	1,005,711	1,005,711
Accumulated deficit	(1,066,129)	(1,040,053)
Total stockholder's deficit	(65,046)	(38,970)
Total liabilities and stockholder's deficit	$10	$10

See accompanying notes to the unaudited consolidated financial statements.

Africa Growth Corporation
Consolidated Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Operating expenses:
General and administrative	$26,076	$32,851
Total operating expenses	26,076	32,851

Net loss	$(26,076)	$(32,851)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	998,060	641,468

See accompanying notes to the unaudited consolidated financial statements.

Africa Growth Corporation
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(26,076)	$(32,851)
Adjustments to reconcile net loss to cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,482	250
Net cash used in operating activities	(10,594)	(32,601)

Cash flows from financing activities:
Advances from related party, net	10,594	-
Net cash provided by financing activities - continuing operations	10,594	-
Net cash provided by financing activities - discontinued operations	-	33,150
Net cash provided by financing activities	10,594	33,150

Net increase in cash	-	549
Cash and cash equivalents, beginning of period	10	51
Cash and cash equivalents, end of period	$10	$600

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

AFRICA GROWTH CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Africa Growth Corporation ("AGC") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AGC's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

On January 17, 2017, pursuant to the Contribution Agreement filed as Exhibit 2.2 of the Merger Agreement form 8-K, AIII assumed all of the Company's existing liabilities in consideration and exchange for the Company assigning to a nominee of AIII all of the Company's existing developed and undeveloped oil and gas assets. As of December 31, 2016, the Company's oil and gas operations as well as the related liabilities were considered discontinued operations.

On January 30, 2017, the Company completed a one-for-two hundred reverse split of its 199,500,000 shares of issued and outstanding common stock (the "Reverse Split"). Further on this date the Company's name was changed to Africa Growth Capital. All the outstanding shares have been retrospectively adjusted to reflect the reverse stock split as required by the terms of such securities with a proportional increase in the related share price.

On February 21, 2017, the Company paid $5,000 to AIII for merger related expenses incurred by AIII.

On April 10, 2017, the Company incorporated a new subsidiary, Namibia Mortgage Acceptance Corporation a Delaware incorporated company, to launch the Company's lower and middle income mortgage acceptance business in Namibia and for funding purposes to facilitate the Company's intention launch a Regulation D (506(c)) offering with the U.S. Securities and Exchange Commission (SEC). The purpose of the offering is to secure funds through accredited investors to facilitate access to financing solutions and promote homeownership in Namibia.

The Company is in the process of completing the remaining steps to finalize the merger between Africa Growth Corporation and Africa International Capital Ltd. The resulting merger financial statements are to be filed thereafter.

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

As of March 31, 2017, there remains substantial doubt about the Company's ability to continue to operate as a going concern for the twelve months following the filing of these financial statements. The Company transferred its oil and gas assets to a nominee of AII under the contribution and merger agreements and is in the process of finalizing of the merger with AIC.

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

Cash and Cash Equivalents

AGC considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

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

The Company has adopted ASC 740-10 "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2017, AGC had not recorded any tax benefits from uncertain tax positions.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation including adjustments to reflect the presentation of discontinued operations related to the merger described above.

Recent Accounting Pronouncements

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

Note 2. Accounts Payable - Related Parties

Related party accounts payable at March 31, 2017 consists of $28,694 (December 31, 2016: $18,100) owed to AIC for the funding of the Company's operations.

The advances to the Company are non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Africa Growth Corporation a Nevada corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

The following disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2016 and 2015. It should be understood that as a result of the expected Closing of the Merger Agreement with AIC in April 2017 our historical results are not expected to be indicative of our future results.

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

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Net loss for the three months ended March 31,2017 was $26,076, compared to $32,857 for the three months ended March 31, 2016 and consisted primarily of general and administrative legal and professional expenses.

Due to the discontinuation of the operation of the oil and gas leases in 2016 and subsequent transfer to AIII in relation to the merger, there were no oil and gas revenues or operating expenses recorded.

Liquidity and Capital Resources

At March 31, 2017 and December 31, 2016, total assets were $10, respectively. At March 31, 2017, total liabilities were $65,056, consisting of $36,362 in accounts payable and accrued expenses and $28,694 of accounts payable to related parties. At December 31, 2016, total liabilities were $38,980, consisting of $20,880 in accounts payable and accrued expenses and $18,100 in accounts payable to related parties.

For the three months ended March 31 2017 and 2016, we had no cash flows from investing activities.

We had cash flow used in operations of $10,594 during the three months ended March 31, 2017, principally due to a net loss of $26,076. We had cash used in operations of $32,601 during the three months ended March 31, 2016, principally due to a net loss of $32,851. The losses in 2017 were supported by related parties who provided financing of $10,594. The prior period financing activities were provided by AIII now recorded as a discontinued operation following the transfer of the oil and gas properties to AIII.

Please refer to the Definitive Information Statement on Schedule 14C filed on December 12, 2016 for discussion on the Company's post-merger financial condition and liquidity.

Contractual Obligations

As of March 31, 2017, the Company did not have any contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2017, and December 31, 2016, the Company did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

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

Reference is made and incorporated herein to the amended Preliminary Information Statement on Schedule 14C filed on November 9, 2016 for discussion on AGC's post-merger financial condition and liquidity.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

For the three months ended March 31, 2017, there were no material changes from risk factors as disclosed in Company's annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exh. No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Africa Growth Corporation

By: /s/ Christopher Darnell
Christopher Darnell
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2017

By: /s/ Brenton Kuss
Brenton Kuss
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Darnell
Christopher Darnell
Chairman
Date: May 15, 2017

By: /s/ S. Scott Gaille
S. Scott Gaille
Director
Date: May 15, 2017