Form 10-Q
period 2017-06-30
Africa Growth Corp
filed 2017-08-21
CIK 1501720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number: 333-169507

Africa Growth Corporation

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	27-2413874
(State of Incorporation)	(I.R.S. Employer Identification No.)

41 Cedar Avenue, Hamilton, Bermuda	HM 12
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (+44) 203 862 2920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of equity as of June 30, 2017 is 998,060 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AFRICA GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10	$10
Total assets	$10	$10

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$28,574	$20,880
Accounts payable – related parties	88,665	18,100
Total current liabilities	117,239	38,980

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 998,060 shares issued and outstanding	100	100
Less: treasury stock, at cost; 1,313 shares	(4,728)	(4,728)
Additional paid-in capital	1,005,711	1,005,711
Accumulated deficit	(1,118,312)	(1,040,053)
Total stockholders’ deficit	(117,229)	(38,970)
Total liabilities and stockholders’ deficit	$10	$10

See accompanying notes to the unaudited consolidated financial statements.

AFRICA GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$52,183	$47,708	$78,259	$80,559
Total operating expenses	52,183	47,708	78,259	80,559

Loss from discontinued operations	-	(225)	-	(225)

Net loss	$(52,183)	$(47,933)	$(78,259)	$(80,784)

Net loss per common share – basic and diluted	$(0.05)	$(0.07)	$(0.08)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	998,060	641,468	998,060	641,466

See accompanying notes to the unaudited consolidated financial statements.

AFRICA GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(78,259)	$(80,784)
Loss from discontinued operation	-	225
Loss from continuing operations	(78,259)	(80,559)
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable and accrued expenses	7,694	675
Net cash used in operating activities	(70,565)	(79,884)

Cash flows from financing activities:
Advances from related parties, net	70,565	-
Net cash provided by financing activities – continuing operations	70,565	-
Net cash provided by financing activities – discontinued operations	-	79,989
Net cash provided by financing activities	70,565	79,989

Net increase in cash	-	105
Cash and cash equivalents, beginning of period	10	6,051
Cash and cash equivalents, end of period	$10	$6,156

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

AFRICA GROWTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Africa Growth Corporation (“AFGC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AFGC’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Africa Growth Corporation (formerly known as Brenham Oil & Gas Corp. (hereinafter the “Company”, the “Registrant”, or “AFGC”), a Nevada corporation, was incorporated on April 21, 2010.

On November 9, 2016, the Company filed an amended Preliminary Information Statement on Schedule 14C with full disclosure required by Items 11 through 14 of Schedule 14A, including but not limited to the audited financial statements of the Registrant and Africa International Capital Ltd (“AIC”) as well as the pro forma consolidated financial statements of the Registrant and AIC as required by Schedule 14A together with additional disclosure regarding the business of AIC. Further, in connection with the Closing the Registrant’s Board of Directors effected the change of control of the Registrant.

On December 12, 2016, the Company filed the Definitive Preliminary Information Statement on Schedule 14C.

In December 2016, the Company issued 71,206,464 pre-reverse split shares of common stock to Crescat Ventures Ltd, as a part issuance in connection with the Merger.

On January 17, 2017, pursuant to the Contribution Agreement filed as Exhibit 2.2 of the Merger Agreement form 8-K, AIII assumed all of the Company’s existing liabilities in consideration and exchange for the Company assigning to a nominee of AIII all of the Company’s existing developed and undeveloped oil and gas assets. As of December 31, 2016, the Company’s oil and gas operations as well as the related liabilities were considered discontinued operations.

On January 30, 2017, the Company completed a one-for-two hundred reverse split of its 199,500,000 shares of issued and outstanding common stock (the “Reverse Split”). Further on this date the Company’s name was changed to Africa Growth Capital. All the outstanding shares have been retrospectively adjusted to reflect the reverse stock split as required by the terms of such securities with a proportional increase in the related share price.

On February 21, 2017, the Company paid $5,000 to AIII for merger related expenses incurred by AIII.

On April 10, 2017, the Company incorporated a new subsidiary, Namibia Mortgage Acceptance Corporation a Delaware incorporated company, to launch the Company’s lower and middle income mortgage acceptance business in Namibia and for funding purposes to facilitate the Company’s intention launch a Regulation D (506(c)) offering with the U.S. Securities and Exchange Commission (“SEC”). The purpose of the offering is to secure funds through accredited investors to facilitate access to financing solutions and promote homeownership in Namibia.

On July 7, 2017, in connection with the merger agreement the Company issued 100,000 shares of a new class of super-voting common stock with all of the economic rights of existing common stock except that such common stock will have 5,000 votes for each share, which shall be designated Common Stock Series C.

The Company is in the process of completing the remaining steps to finalize the merger between the Company and AIC. The resulting merger financial statements are to be filed thereafter.

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

Prior to the execution of the merger agreement the Company generated losses with negligible revenues and did not anticipate generating any revenues in the near-term, which raised substantial doubt about the Company’s ability to continue to operate as a going concern.

As of June 30, 2017, there remains substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the filing of these financial statements. The Company transferred its oil and gas assets to a nominee of AII under the contribution and merger agreements and is in the process of finalizing of the merger with AIC.

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

Cash and Cash Equivalents

AFGC considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

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

The Company has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2017, AFGC had not recorded any tax benefits from uncertain tax positions.

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

Recent Accounting Pronouncements

The Company adopted an ASU issued by the FASB requiring, when applicable, disclosures regarding uncertainties about an entity’s ability to continue as a going concern. During the preparation of quarterly and annual financial statements, management should evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If this evaluation indicates that it is probable that an entity will be unable to meet its obligations when they become due within one year of the financial statement issuance date, management must evaluate whether its mitigation plans will alleviate the substantial doubt of continuing as a going concern. If substantial doubt exists, regardless of whether the mitigation plan alleviates the concern, additional disclosures are required in the financial statements addressing the conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s mitigation plans.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 2. Accounts Payable – Related Parties

Related party accounts payable at June 30, 2017 consisted of $88,655 (December 31, 2016: $18,100) owed to AIC for the funding of the Company’s operations.

The advances to the Company are non-interest bearing and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the terms “we”, “us”, “our” and the “Company” means Africa Growth Corporation a Nevada corporation. To the extent that we make any forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions to identify forward-looking statements.

The following disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2016 and 2015. It should be understood that as a result of the expected closing of the Merger Agreement with AIC in 2017 our historical results are not expected to be indicative of our future results.

Recent Developments

On April 25, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Africa International Capital Ltd., a Bermuda corporation (“AIC”) pursuant to which a wholly-owned subsidiary of the Registrant will be merged into AIC which will be the surviving entity and will become a subsidiary of the Registrant. The Registrant expects the Merger Agreement to close in the third quarter of 2017.

In addition, on April 25, 2016, the Registrant also entered into a Contribution Agreement with its corporate parent and principal shareholder, American International Industries, Inc., a Nevada corporation (“AIII”), pursuant to which, at the closing of the Merger, AIII will assume all of Brenham’s existing liabilities and working capital at the Closing in consideration and exchange for Brenham assigning to AIII all of Brenham’s existing developed and undeveloped oil and gas assets.

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

Net loss for the three months ended June 30, 2017 was $52,183, compared to $47,933 for the three months ended June 30, 2016 and consisted primarily of general and administrative legal and professional expenses.

Due to the discontinuation of the operation of the oil and gas leases in 2016 and subsequent transfer to AIII in relation to the merger, there were no oil and gas revenues or operating expenses recorded.

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

Net loss for the six months ended June 30, 2017 was $78,259, compared to $80,784 for the six months ended June 30, 2016 and consisted primarily of general and administrative legal and professional expenses.

Due to the discontinuation of the operation of the oil and gas leases in 2016 and subsequent transfer to AIII in relation to the merger, there were no oil and gas revenues or operating expenses recorded.

Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016, total assets were $10, respectively. At June 30, 2017, total liabilities were $117,239, consisting of $28,574 in accounts payable and accrued expenses and $88,665 of accounts payable to related parties. At December 31, 2016, total liabilities were $38,980, consisting of $20,880 in accounts payable and accrued expenses and $18,100 in accounts payable to related parties.

We had cash flow used in operations of $70,565 during the six months ended June 30, 2017, principally due to a net loss of $78,259. We had cash used in operations of $79,884 during the six months ended June 30, 2016, principally due to a net loss of $80,784. The losses in 2017 were supported by related parties who provided financing of $70,565. The prior period financing activities were provided by AIII and are recorded as a discontinued operation following the transfer of the oil and gas properties to AIII.

For the three months ended June 30, 2017 and 2016, we had no cash flows from investing activities.

Please refer to the Definitive Information Statement on Schedule 14C filed on December 12, 2016 for discussion on the Company’s post-merger financial condition and liquidity.

Contractual Obligations

As of June 30, 2017, the Company did not have any contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2017, and December 31, 2016, the Company did not have any off-balance sheet arrangements.

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

Reference is made and incorporated herein to the amended Preliminary Information Statement on Schedule 14C filed on November 9, 2016 for discussion on AFGC’s post-merger financial condition and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and plans to begin implementation of these corrective actions shortly.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended June 30, 2017, there were no material changes from risk factors as disclosed in Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

By	/s/ Christopher Darnell
Christopher Darnell
Chief Executive Officer, President, and Chairman
August 21, 2017

By	/s/ Brenton Kuss
Brenton Kuss
Chief Financial Officer
August 21, 2017

